Form 10-Q
period 1995-03-31
KEMPER FINANCIAL COMPANIES INC
filed 1995-05-15
CIK 799367

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended March 31, 1995.

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from N/A to N/A.

Commission file number:       0-15253

                        KEMPER FINANCIAL COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                               36-3451068
(State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                 Identification No.)

       One Kemper Drive
     Long Grove, Illinois                            60049-0001
(Address of principal executive offices)             (Zip Code)

                                  708-320-4700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1995, 43,268,038 shares of Class A Common Stock (all held by an affiliate, Kemper Corporation) and 5,831 shares of Class B Common Stock were outstanding.

                        KEMPER FINANCIAL COMPANIES, INC.
                               FIRST-QUARTER 1995
                                   FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                   Page
                                                                ----


Consolidated Balance Sheet -
   March 31, 1995 and December 31, 1994............................3
Consolidated Statement of Operations -
   Three months ended March 31, 1995 and 1994......................4
Consolidated Statement of Cash Flows -
   Three months ended March 31, 1995 and 1994......................5
Notes to Consolidated Financial Statements.........................6

Management's Discussion and Analysis -
   Results of Operations...........................................9
   Investments ...................................................23
   Liquidity and Capital Resources................................35

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K........................39

Signatures........................................................40


               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                       March 31     December 31
                                                                                         1995          1994
                                                                                       --------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $3,650,118; 1994, $3,711,839)                                       $3,533,070      $3,468,214
    Short-term investments                                                               154,105         204,164
    Joint venture mortgage loans                                                         439,804         407,540
    Third-party mortgage loans                                                           285,833         323,696
    Other real estate-related investments                                                262,136         242,086
    Policy loans                                                                         278,903         277,743
    Other invested assets                                                                152,405          55,363
                                                                                      ----------     -----------
      Total investments                                                                5,106,256       4,978,806

  Cash                                                                                   149,042         199,917
  Other accounts and notes receivable                                                    477,126         321,494
  Reinsurance recoverable                                                                603,067         642,801
  Deferred insurance acquisition costs                                                   318,592         310,466
  Deferred investment product sales costs                                                159,704         166,397
  Fixed assets, at cost less accumulated depreciation                                     43,849          84,603
  Other assets                                                                            11,146          63,393
  Net assets of discontinued operations                                                  132,183         249,033
  Assets of separate accounts                                                          1,578,325       1,507,984
                                                                                      ----------      ----------
    Total assets                                                                      $8,579,290      $8,524,894
                                                                                      ==========      ==========

LIABILITIES
  Future policy benefits                                                              $4,709,586      $4,843,690
  Other accounts payable and liabilities                                                 937,467         910,593
  Notes payable                                                                        1,101,416       1,095,128
  Convertible debentures                                                                  32,699          33,113
  Liabilities of separate accounts                                                     1,578,323       1,507,984
                                                                                      ----------      ----------
    Total liabilities                                                                  8,359,491       8,390,508
                                                                                      ----------      ----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Class A common stock-$.10 par value
    authorized 135,000,000 shares; outstanding 1995 and 1994, 43,268,038 shares            4,327           4,327
  Additional paid-in capital                                                             442,828         442,828
  Unrealized loss on foreign currency translations                                       (23,002)        (22,512)
  Unrealized loss on investments                                                        (104,047)       (237,957)
  Retained deficit                                                                      (100,307)        (52,300)
                                                                                      ----------      ----------
    Total stockholders' equity                                                           219,799         134,386
                                                                                      ----------      ----------
    Total liabilities and stockholders' equity                                        $8,579,290      $8,524,894
                                                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                      Three Months Ended
                                                                          March 31
                                                                      ------------------
                                                                      1995          1994
                                                                      ----          ----
REVENUE
Investment management and other fees                                $ 83,631    $ 94,587
Commissions                                                           12,939      19,701
Investment income                                                     92,279      75,241
Securities gain (loss), net                                              122        (726)
Realized investment gain                                              38,843       5,578
Other income                                                          12,398      12,093
                                                                    --------    --------
      Total revenue                                                  240,213     206,475
                                                                    --------    --------

EXPENSES
Operating expenses                                                    68,250      72,650
Benefits and interest credited to policyholders                       61,424      62,607
Commissions                                                           19,418      27,556
Deferral of mutual fund and insurance acquisition costs              (16,553)    (23,904)
Amortization of mutual fund and insurance acquisition costs           26,561      18,892
Interest expense                                                      25,012      15,035
                                                                    --------    --------
      Total expenses                                                 184,113     172,838
                                                                    --------    --------
      Earnings from continuing operations before
        income tax                                                    56,100      33,637

Income tax expense                                                    34,857      12,190
                                                                    --------    --------

      Income from continuing operations                               21,242      21,446
Income (loss) from discontinued operations, net of tax                (3,215)      2,677
Loss on divestiture of discontinued operation, net of tax            (66,034)       -
                                                                    --------    --------
  Net income (loss)                                                 $(48,007)   $ 24,123
                                                                    ========    ========

Income per share from continuing operations                         $    .49    $    .49
Loss per share from discontinued operations                            (1.60)        .06
                                                                    --------    --------
  Net income (loss) per share                                       $  (1.11)   $    .55
                                                                    ========    ========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                 Three Months Ended
                                                                                      March 31
                                                                               -----------------------
                                                                                1995            1994
                                                                                ----            ----

Cash flows from operating activities
  Net income (loss)                                                            $ (48,007)    $  24,124
  Reconcilement of net income (loss) to net cash provided:
    Realized investment gain                                                     (10,004)       (5,579)
    Future policy benefits                                                        59,831        61,033
    Accounts payable and liabilities                                             (26,874)       48,904
    Accounts and notes receivable                                                155,632        (8,088)
    Deferred insurance acquisition costs                                           3,315        (5,862)
    Deferred investment product sales costs                                        6,692           850
    Amortization of discount and premium on investments                              878           680
    Other                                                                        (93,922)      (28,416)
                                                                               ---------     ---------
      Net cash provided from operating activities                                 47,541        87,646
                                                                               ---------     ---------
Cash flows from operating activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                             29,447        14,957
    Fixed maturities sold prior to maturity                                       55,238       287,794
    Mortgage loans, policy loans and other invested assets                        37,178       142,495
  Cost of investments purchased:
    Fixed maturities                                                             (23,662)     (637,361)
    Mortgage loans, policy loans and other invested assets                       (43,456)      (68,360)
    Net change in receivable/payable for securities sold/purchased               (22,930)      (71,812)
  Short-term investments, net                                                     50,077       232,678
  Discontinued operations                                                          2,750       (13,000)
  Other                                                                             (868)       (3,366)
                                                                               ---------     ---------
      Net cash provided from (used in) investing activities                       83,774      (115,975)
                                                                               ---------     ---------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                      50,826        61,559
    Withdrawals                                                                 (243,729)     (147,003)
  Increase in notes payable, net                                                   6,288       108,143
  Other                                                                            4,425         5,312
                                                                               ---------     ---------
      Net cash provided from (used in) financing activities                     (182,190)       28,011
                                                                               ---------     ---------

      Net decrease in cash                                                       (50,875)         (318)
Cash, beginning of period                                                        199,917       169,715
                                                                               ---------     ---------
Cash, end of period                                                            $ 149,042     $ 169,397
                                                                               =========     =========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of operations for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1994 Annual Report on Form 10-K. Certain reclassifications have been made in these financial statements for 1994 to conform to the 1995 presentation.

2. Net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. The calculation of net income (loss) per share is as follows:

                                                                   Three months ended
                                                                        March 31
                                                                   -----------------
(in thousands, except per share data)                              1995         1994
                                                                   ----         ----
Net income (loss) reported                                      $(48,007)     $24,123
Add back:
  Interest and amortization expense on convertible
    debentures, net of tax                                          *             638
                                                                --------      -------

Total                                                           $(48,007)     $24,762
                                                                ========      =======

Average common shares outstanding                                 43,274       43,276

Average common share equivalents outstanding                        *           1,993
                                                                --------      -------

Average common and equivalent shares outstanding                  43,274       45,269
                                                                ========      =======
Net income per share                                            $  (1.11)     $   .55
                                                                ========      =======

* The effect of employee interests in the Company and the related costs are anti-dilutive for the 1995 period; accordingly, the net loss and common shares outstanding are not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $2.6 million at March 31, 1995.

4.   Restricted cash at March 31, 1995 totaled $0.0 million.

5. Federal income tax paid to Kemper Corporation under the tax allocation arrangement for the three months ended March 31, 1995 and 1994 amounted to $2.3 million and $5.9 million, respectively. Interest payments for the same periods totaled $24.8 million and $14.6 million, respectively.

6. Pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper Corporation's consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first three months of 1995, the valuation allowance was decreased by $44.1 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

     The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other assets" in the consolidated balance sheet) were as follows:

                                                                       March 31      December 31
(in thousands)                                                           1995            1994
                                                                       --------      -----------
Deferred federal tax assets:
  Real estate-related                                                 $115,168        $ 112,667
  Unrealized losses on investments                                      49,091           93,211
  Life policy reserves                                                  48,567           51,519
  Other investment-related                                              18,931           19,275
  Accrued employee benefits                                              7,990            8,899
  Accrued expenses                                                       3,294            5,027
  Other                                                                 10,248            9,625
                                                                      --------        ---------
    Total deferred federal tax assets                                  253,289          300,223
Valuation allowance                                                    (83,129)        (127,249)
                                                                      --------        ---------
     Total deferred federal tax assets after valuation allowance       170,160          172,974
                                                                      --------        ---------

Deferred federal tax liabilities:
  Deferred insurance acquisition costs                                 111,507          108,663
  Deferred investment product sales costs                               55,897           58,239
  Other investment-related                                              26,983            4,346
  Depreciation and amortization                                         20,190           20,055
  Other                                                                  8,984            9,837
                                                                      --------        ---------
    Total deferred federal tax liabilities                             223,561          201,140
                                                                      --------        ---------
Net deferred federal tax liability                                    $(53,401)       $ (28,166)
                                                                      ========         ========

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

7. During the three months ended March 31, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and announced a definitive agreement to sell the business operations of its wholly owned subsidiary, Supervised Service Company, Inc. See "RESULTS OF OPERATIONS - Asset Management" in this Form 10-Q.

8. On April 3, 1995, Kemper Corporation and Kemper Financial Companies, Inc. announced their plan to divest the securities brokerage segment. As a result, these operations have been classified as part of discontinued operations at and for the periods ended March 31, 1995 and 1994. The following table sets forth selected financial information regarding the discontinued securities brokerage operations:

                                                Three months ended March 31
                                                ---------------------------
                                                  1995               1994
      (in millions)                             --------           --------

      Revenue                                   $  125.8           $  151.4
                                                ========           ========
      Income (loss), net of tax                 $   (3.2)          $    2.7
      Loss on divestiture, net of tax              (66.0)                -
                                                --------           --------
          Net income (loss)                     $  (69.2)          $    2.7
                                                ========           ========

                                             March 31, 1995    December 31, 1994
                                             --------------    -----------------
      Total assets                              $1,639.3           $1,641.8
      Total liabilities                          1,507.1            1,392.8
                                                --------           --------
          Net assets                            $  132.2           $  249.0
                                                ========           ========

9. On April 10, 1995, Kemper Corporation entered into an agreement in principle to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 3, Kemper Corporation ("Kemper") and Kemper Financial Companies, Inc. ("KFC") approved a plan to divest the securities brokerage segment. The plan has resulted in the segment being reclassified as a component of discontinued operations.

On April 10, Kemper entered into an agreement in principle whereby Kemper would be acquired by an investor group comprised of Zurich Insurance Company, Insurance partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. in a merger transaction. On May 8, 1995, the parties agreed to extend until May 15, 1995 the May 8, 1995 termination date in the agreement in principle. Although there can be no assurance that a definitive agreement will be reached as expected in May, the transaction would be expected to close in the fourth quarter of 1995. Including the estimated value to be received from the divestiture of the securities brokerage segment, the total value to Kemper common stockholders from these transactions should approximate $51.00 per share. Both the securities brokerage divestiture plan and the agreement in principle were further described in a Form 8-K filed by KFC on April 13, 1995, which descriptions are incorporated herein by reference.

On a fully converted basis, KFC is approximately 97 percent owned by Kemper. KFC and its subsidiaries are referred to herein as the "Company".

RESULTS OF OPERATIONS

The following table is a summary of the Company's results by category for the first quarters of 1995 and 1994:

Summary of Income (Loss) by Category
(in millions)

                                                  Three months ended March 31
                           -------------------------------------------------------------------------
                                            1995                                      1994
                           ---------------------------------     -----------------------------------
                                         Net                                     Net
                                         realized     Net                        realized     Net
                           Operating     investment   income      Operating      investment   income
                           earnings(1)   results(2)   (loss)      earnings(1)    results(2)   (loss)
                           ----------    ----------   ------      -----------    ----------   ------
Continuing operations:
   Asset management         $ 13.6        $ 10.9      $ 24.5        $21.0           $ -       $21.0
   Life insurance             15.8           (.9)       14.9         12.9            3.9       16.8
   Real estate                (3.3)           -         (3.3)        (7.7)           (.1)      (7.8)
   Other                     (14.9)           -        (14.9)        (8.3)           (.3)      (8.6)
                            ------        ------      ------        -----          -----      -----
   Total                      11.2          10.0        21.2         17.9            3.5       21.4
Discontinued operations       (3.2)        (66.0)      (69.2)         2.7             -         2.7
                            ------        ------      ------        -----          -----      -----
   Total operations         $  8.0        $(56.0)     $(48.0)       $20.6          $ 3.5      $24.1
                            ======        ======      ======        =====          =====      =====

(1)  Net income (loss) excluding realized investment results.

(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)

                                                   Three months ended March 31
                                                  ----------------------------
                                                       1995             1994
                                                      ------           ------
Real estate-related losses                            $   -            $(12.5)
Other gains and losses, net                             38.8             18.2
                                                      ------           ------
      Realized investment gain from
         continuing operations                          38.8              5.6
Income tax expense                                      28.8              2.0
                                                      ------           ------
      Net realized investment gain
         from continuing operations                     10.0              3.5
Loss on divestiture of discontinued operations,
  net of tax                                           (66.0)              -
                                                      ------           ------
      Total                                           $(56.0)          $  3.5
                                                      ======           ======

Continuing operations

In the first quarter of 1995, operating earnings of the asset management segment declined, largely due to reduced management fees, distribution and redemption fees and commission income. This decline, however, was somewhat offset by the earnings increase in the life insurance segment, primarily reflecting a continuation of improved spreads (between investment income and benefits credited to policyholders) and effective expense control. The real estate segment's operating loss declined as a result of sales, refinancings and restructurings.

The other operations and corporate category consists of the holding company income and expenses of KFC. This category reported an operating loss of $14.9 million for the first quarter of 1995, compared with $8.3 million for the same period of 1994. The loss increased in 1995 primarily due to an increase in interest expense over 1994 on increased borrowings from Kemper.

Total operations

Including discontinued operations, the Company's net loss totaled $48.0 million for the first quarter of 1995, compared with net income of $24.1 million for the first quarter of 1994. Net loss per share for the first quarter of 1995 was $1.11, compared with net income per share of $.55 in the first quarter of 1994.

Discontinued operations consist of the Company's securities brokerage subsidiaries, for which a plan for divestiture was announced in April 1995. In the first quarter of 1995, the net loss from discontinued operations totaled $69.2 million, primarily due to a $66.0 million loss related to the announced divestiture. In the first quarter of 1994, the net gain from discontinued operations totaled $2.7 million, reflecting securities brokerage operating earnings.

Book value per share, on a fully converted basis, was $6.83 at March 31, 1995, compared with $3.85 at year-end 1994, as the change in unrealized gain on investments of $133.9 million, or $3.00 per share, in the first quarter of 1995 more than offset the net loss per share. Taking into account results for the trailing 24 months ended March 31, 1995, the formula purchase price per share was a negative $0.45 at March 31, 1995, compared with a negative $3.29 at December 31, 1994.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").


Selected financial highlights
(in millions, except per share data)          Three months ended March 31
                                              ---------------------------
                                                1995               1994
                                              --------           --------
STATEMENT OF INCOME
Investment management fees                     $ 50.0             $ 57.2
Commission income                                14.1               21.9
Distribution and redemption fees                 14.9               19.0
Transfer agent revenue                           18.7               18.2
Realized investment gain                         40.2                 -
Investment and other income                       5.4                4.0
                                               ------             ------
  Total revenue                                 143.3              120.3
                                               ------             ------

Operating expenses                               59.6               64.2
Commission expense                               15.4               22.3
Deferral of mutual fund
  commissions and sales expense                  (7.1)             (12.1)
Amortization of deferred mutual
  fund commissions and sales expense             13.8               12.9
                                               ------             ------
  Total expenses                                 81.7               87.3
                                               ------             ------

Earnings before income tax                       61.6               33.0
Income tax                                       37.1               12.0
                                               ------             ------

    Net income                                 $ 24.5             $ 21.0
                                               ======             ======

Realized investment gain, net of tax           $ 10.9             $   -
                                               ======             ======

    Operating earnings                         $ 13.6             $ 21.0
                                               ======             ======

Per share:
    Operating earnings                         $  .31             $  .46
                                               ======             ======
    Net income                                 $  .57             $  .46
                                               ======             ======

The asset management segment's net income for the first quarter of 1995 increased $3.5 million from the first quarter of 1994. This increase was primarily due to a net realized investment gain of $11.6 million in the first quarter of 1995 from the sale of Investors Fiduciary Trust Company ("IFTC"). On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street Boston Corporation ("State Street") in exchange for 2,986,111 shares of State Street stock with a market value of $98.2 million at the date of sale. IFTC accounted for $0.6 million and $1.5 million of the segment's net income in the first quarters of 1995 and 1994, respectively.

In March 1995, KSvC entered into a definitive agreement with DST Systems, Inc. ("DST") to sell the business operations of Supervised Service Company, Inc. ("SSC"), including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area will be significantly downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results. The transaction closed in April 1995. SSC accounted for a net operating loss of $0.1 million in the first quarter of 1995 and net loss of $0.7 million in the first quarter of 1994.

The segment's net income was reduced by $0.7 million in the first quarter of 1995 by the credit enhancing arrangements Kemper and the Company established in the period and in the fourth quarter of 1994 pursuant to which the Company bears the risk of loss associated with $198 million of Orange County, California notes held by five non-government, taxable, money market mutual funds managed by KFS. Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date.
The notes mature July 10, 1995, although Orange County has indicated it may seek an extension of the maturity date. In March 1995, the five Kemper money market funds commenced litigation against the underwriter of the notes seeking rescission of their purchases and other relief.

The asset management segment's operating earnings of $13.6 million in the first quarter of 1995 were improved over operating earnings of $12.0 million in the fourth quarter of 1994, but were lower than the segment's operating earnings of $21.0 million in the first quarter of 1994.

Reduced management fees, distribution and redemption fees, and commission income were the primary reasons for the segment's $7.4 million decrease in operating earnings. These revenue reductions of $19.1 million were partially offset by $11.5 million of reduced operating and commission expenses.

The decrease of $7.2 million in investment management fees from the first quarter of 1994 to the first quarter of 1995 was primarily due to a $5.6 billion reduction in mutual fund average assets under management. Bond funds accounted for $4.5 billion of this decrease, while stock funds and money market funds were responsible for decreases of $0.9 billion and $0.2 billion, respectively.

Commission income was $14.1 million in the first quarter of 1995, compared with $21.9 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $5.8 million in the first three months of 1995 from the same period in 1994. Also adversely affecting revenue were lower commissions on annuity products of $1.9 million in the first quarter of 1995, compared with the first quarter of 1994, due to decreased sales.

Distribution and redemption fee revenue decreased $4.1 million in the first quarter of 1995 compared with the first quarter of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $3.5 million lower as spread load assets declined due to market depreciation, redemptions of mutual fund shares and the conversion of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions of spread load assets were lower in the 1995 period.

Transfer agent revenue increased $0.5 million in the first quarter of 1995 from the year-ago period primarily due to increased fees from SSC. KSvC accounted for transfer agent revenue of $15.4 million and $16.6 million in the first quarters of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.3 million and $1.6 million in the first quarters of 1995 and 1994, respectively.

Investment and other income increased by $1.4 million from the first quarter of 1994, compared with the first quarter of 1995. This increase was primarily due to additional interest and dividend income on investments of approximately $2.5 million, which was largely offset by reduced income from IFTC of $0.8 million due to its previously mentioned sale in first-quarter 1995.

Operating expenses decreased by $4.6 million in the first quarter of 1995 from the first quarter of 1994. Expense reductions of approximately $1.1 million occurred in advertising, literature and sales promotion of mutual fund products, and personnel expenses decreased approximately $3.5 million due to staff reductions and reductions in production-related compensation due to lower sales. In addition, remote processing fees were $1.5 million lower during the 1995 period due to the above-mentioned processing agreement with DST. Professional services increased by approximately $1.3 million primarily due to litigation-related expenses in the first quarter of 1995, and registration and filing fees increased by approximately $0.6 million primarily due to the May 1994 implementation of a multiple class structure for most of the long-term mutual funds managed by KFS.

Commission expense decreased to $15.4 million in the first three months of 1995 compared with $22.3 million in the first three months of 1994 due to lower sales, with a related decrease in the deferral of such mutual fund commissions and sales expense. Amortization of deferred mutual fund commission and sales expense increased during the same period. The increase was due to increased redemption activity and market value declines in 1994, and to a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

Assets under management
(in billions)
                        3/31/95   12/31/94   9/30/94   6/30/94   3/31/94
                        -------   --------   -------   -------   -------
Mutual funds:
    Bond                 $21.0     $20.6      $21.9     $22.9     $23.9
    Stock                  8.9       8.7        9.0       8.7       9.2
    Money market          12.1      12.2       12.3      12.2      12.7
Investment advisory        4.5       5.0        5.6       4.8       4.9
Kemper Corporation
    affiliates             9.1       9.3        9.6       9.6       9.7
The Kemper National
    Insurance Companies    6.6       6.9        7.0       6.9       7.0
                         -----     -----      -----     -----     -----
    Total                $62.2     $62.7      $65.4     $65.1     $67.4
                         =====     =====      =====     =====     =====

Bond and stock mutual fund assets under management increased $0.6 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $1.7 billion in the first quarter of 1995, compared with asset depreciation of approximately $1.1 billion in the first quarter of 1994. Redemptions of stock and bond funds totaled $1.4 billion in the first three months of 1995, while sales totaled $0.5 billion. Comparable three-month 1994 redemptions and sales totals were $1.5 billion and $0.9 billion, respectively. Bond funds made up 64 percent of the redemption volume in the first quarter of 1995, down from 75 percent in the same period last year. Sales of stock mutual funds represented 44 percent of total stock and bond fund sales in the first three months of 1995, up from 42 percent in the first three months of 1994.

Money market fund assets under management were virtually flat in the first quarter of 1995, as net redemptions offset increases from reinvested dividends.

The decline in investment advisory assets was primarily due to the loss of clients in the first quarter of 1995 because of uncertainties with respect to the Company's ownership, portfolio management turnover, performance and foreign repatriation issues. Organizational stability is an important aspect affecting the relationship with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory area in the first quarter of 1995. Prior periods in the table above have been restated.

The first-quarter 1995 declines in assets managed for the Kemper National Insurance Companies and Kemper Corporation affiliates were primarily due to decreases in real estate-related assets. These decreases do not affect the asset management segment's revenue or net income (see "Real estate" below).

On May 2, 1995, KFS announced the signing of a definitive agreement to acquire substantially all of the assets of Dreman Value Management, L.P. ("DVM"). The planned acquisition would broaden KFS' retail and institutional product offerings to include the value style of equity investing, to complement KFS' current growth style. DVM currently has 37 employees, approximately $1.5 billion in institutional assets under management and $60.0 million in assets managed for three value style equity mutual funds and one fixed income fund. Consummation of the transaction is subject to, among other conditions, regulatory approvals and approvals by the boards of directors and shareholders of the mutual funds managed by DVM. The transaction is expected to close in the third quarter of 1995.

Life insurance

The life insurance segment consists of Kemper Investors Life Insurance Company ("KILICO") and its subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                                   Three months ended March 31
                                                   ---------------------------
                                                     1995              1994
                                                    -------           -------
STATEMENT OF INCOME
Investment income                                    $90.2            $ 82.3
Other income                                           8.9               8.0
Realized investment gain (loss)                       (1.4)              6.0
                                                     -----            ------
  Total revenue                                       97.7              96.3
                                                     -----            ------
Benefits to policyholders                             61.4              62.6
Commissions, taxes, licenses and fees                  5.8               7.7
Operating expenses                                     4.9               6.2
Deferral of policy acquisition costs                  (9.5)            (11.9)
Amortization of deferred policy acquisition costs     12.8               6.0
                                                     -----            ------
  Total benefits and expenses                         75.4              70.6
                                                     -----            ------
Earnings before income tax                            22.3              25.7
Income tax expense                                     7.4               8.9
                                                     -----            ------
  Net income                                         $14.9            $ 16.8
                                                     =====            ======
Realized investment gain (loss), net of tax          $ (.9)           $  3.9
                                                     =====            ======
Operating earnings                                   $15.8            $ 12.9
                                                     =====            ======
Per share:
  Operating earnings                                 $ .37            $  .29
                                                     =====            ======
  Net income                                         $ .34            $  .37
                                                     =====            ======

The life insurance segment reported net income in the first quarter of 1995 of $14.9 million, compared with net income of $16.8 million in the first quarter of 1994. The decline in net income in the first quarter of 1995, compared with the first quarter of 1994, was primarily due to realized investment losses in 1995, compared with realized investment gains in 1994.

The segment's after-tax realized investment results included real estate-related losses of $0.0 million and $9.0 million in the first quarters of 1995 and 1994, respectively, and after-tax write-downs and restructurings of certain below investment-grade securities totaling $0.0 thousand and $56 thousand in the first quarters of 1995 and 1994, respectively. The segment had other net realized investment gains (losses) of $(0.9) million and $13.0 million during the first quarters of 1995 and 1994, respectively, primarily from the sale of fixed maturities in 1995 and common stocks in 1994. (See "INVESTMENTS" below.)

Operating earnings for the life insurance segment improved to $15.8 million in the first quarter of 1995, compared with $12.9 million in the first quarter of 1994, primarily due to increased spread income and lower operating expenses. These improvements were partially offset by an increase in the amortization of deferred policy acquisition costs.

Continuing a strategy implemented during 1992, the life insurance segment improved spread income by both increasing investment income and reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Operating earnings improved as crediting rates declined at a faster rate than the segment's investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, the life insurance segment increased crediting rates on such products. Although the life insurance segment continues to manage spread revenue, future increases in crediting rates could adversely impact future operating earnings but could also help to improve sales and the overall persistency of such products.

Investment income was positively impacted in the first quarter of 1995, compared with the first quarter of 1994, from the benefits of $82.5 million of capital contributions in 1994, and from reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $3.5 million in the first quarter of 1995 and $154.0 million in 1994 and resulted in no realized gain or loss to the life insurance segment. Investment income in 1995 also benefited from rising investment yields on new money and from a repositioning of the life insurance segment's fixed maturity investment portfolio in September 1994. The repositioning of the life insurance segment's investment portfolio resulted in the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)

                                        Three months ended March 31
                                        ---------------------------
                                          1995               1994
                                        --------           --------
Annuities:
  General account                        $50.8              $ 61.1
  Separate account                        48.4                77.4
                                         -----              ------
    Total annuities                       99.2               138.5
Interest-sensitive life insurance           -                   .5
                                         -----              ------
    Total sales                          $99.2              $139.0
                                         =====              ======

Sales of annuity products consist of deposits received. The decreases in general account (fixed annuity) sales and interest-sensitive life insurance sales reflected the Company's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for the Company as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first quarter of 1995, compared with the first quarter of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting the life insurance subsidiaries' financial strength and performance ratings, uncertainty concerning the Company's ownership and the underlying investment fund performance.

Included in other income are administrative fees received from the segment's separate account products of $5.1 million in the first quarter of 1995, compared with $5.2 million in the first quarter of 1994. Other income also included surrender charge revenue of $2.7 million in the first quarter of 1995, compared with $1.6 million in the first quarter of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $310.4 million in the first quarter of 1995, compared with $163.2 million in the first quarter of 1994. Policyholder withdrawals increased reflecting rising interest rates which caused the segment's renewal crediting rates to be lower than new money crediting rates and uncertainty concerning the Company's ownership. The Company's crediting rate increases in late 1994 and in 1995 were designed to reduce the level of future withdrawals.

Operating expenses decreased by $1.3 million, or 21.4 percent, in the first quarter of 1995, compared with the first quarter of 1994, as a result of expense control and the sale of one of the segment's majority owned subsidiaries in the fourth quarter of 1994.

Commissions, taxes, licenses and fees and the deferral of policy acquisition costs were lower in the first quarter of 1995, compared with the first quarter of 1994, primarily reflecting lower annuity sales. The amortization of policy acquisition costs increased in the first quarter of 1995, compared with the first quarter of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of deferred policy acquisition costs as both would be expected to decrease the segment's projected future estimated gross profits.

Since year-end 1990, the segment has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to the Company's real estate subsidiaries through March 31, 1995, third-party sales and refinancings of certain mortgage loans and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of indebtedness, and capital contributions of $342.5 million through March 31, 1995. The segment's statutory surplus ratio improved to 10.9 percent at March 31, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992, 6.5 percent at December 31, 1991 and 4.0 percent at December 31, 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)                                    March 31           December 31
                                                   1995                 1994
                                              -------------       -------------
Cash and short-term investments               $  152    3.1%      $  227    4.6%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            2,622   53.4        2,569   52.2
    NAIC(1) Class 2                              769   15.7          760   15.5
  Performing below investment-grade(2)           138    2.8          135    2.8
Equity securities                                 15    0.3           15    0.3
Joint venture mortgage loans(3)(4)               374    7.6          351    7.1
Third-party mortgage loans(3)(4)                 289    5.9          319    6.5
Other real estate-related investments(4)         250    5.1          237    4.8
Other                                            303    6.1          304    6.2
                                              ------  -----       ------  -----
Total(3)                                      $4,912  100.0%      $4,917  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $49.9 million, or 1.0 percent, at both March 31, 1995 and December 31, 1994, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

(5)  See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                      March 31        December 31
                                                        1995             1994
                                                      --------        -----------
Deferred insurance acquisitions costs                 $  319           $   310
Assets of separate accounts                            1,578             1,508
Total assets                                           7,590             7,537
Life policy benefits, net of ceded reinsurance         4,710             4,844
Unrealized loss on investments                          (102)             (236)
Stockholder's equity                                     583               434

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiary.

Selected financial highlights
(in millions, except per share data)

                                   Three months ended March 31
                                   ---------------------------

                                     1995              1994
STATEMENT OF INCOME                 ------            ------
Joint venture operating losses      $ (3.7)           $(11.4)
Investment income and other            2.4               3.6
Realized investment loss                -                (.2)
                                    ------            ------
  Total revenue                       (1.3)             (8.0)
                                    ------            ------
Operating expenses                     3.3               3.4
Interest expense                        .4                .6
                                    ------            ------
  Total expenses                       3.7               4.0
                                    ------            ------
Loss before income tax                (5.0)            (12.0)
Income tax benefit                    (1.7)             (4.2)
                                    ------            ------
  Net loss                          $ (3.3)           $ (7.8)
                                    ======            ======
Realized investment loss,
  net of tax benefit                $   -             $  (.1)
                                    ======            ======
Operating loss                      $ (3.3)           $ (7.7)
                                    ======            ======
Per share:
  Operating loss                    $ (.08)           $ (.17)
                                    ======            ======
  Net loss                          $ (.08)           $ (.17)
                                    ======            ======

The $7.7 million joint venture operating loss decline in the first quarter of 1995 from the level in the year-ago period was primarily due to sales and restructurings that were completed with respect to certain joint ventures, reducing the level of operating losses the Company was required to record. In the first quarter of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $6.5 million and was recorded in the second half of 1994.

In addition, joint venture operating losses declined in the first quarter of 1995 as a result of $3.9 million in adjustments to certain ventures 1994 operating losses relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first quarter of 1995.

Investment and other income decreased $1.2 million in the first quarter of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. This decrease was in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1, 1995. In the first quarter of 1994, this segment recorded $0.4 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first quarter of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs. In the first quarter of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. See "INVESTMENTS-Provisions for real estate-related losses" below.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)

                                                March 31          December 31
                                                  1995                1994
                                                --------          -----------
Cash and short-term investments                   $  6              $  9
Joint venture mortgage loans (1)                    71                61
Third-party mortgage loans (1)                      (3)                5
Other real estate-related investments (1)           12                 5
Other                                                5                 4
                                                  ----              ----
    Total invested assets and cash (2)            $ 91              $ 84
                                                  ====              ====
Net deferred federal tax asset                    $ 57              $ 52
Total assets                                       231               234
Long-term debt                                      13                13
Stockholder's equity                               177               181

(1) See the table captioned "Summary of gross and net real estate investments" below.

(2)  See "INVESTMENTS" below.

INVESTMENTS

The Company's invested assets predominately reflect investments of its life insurance and real estate subsidiaries. The Company's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting insurance contracts written by its life insurance subsidiary. The Company's subsidiaries make shifts in their investment portfolios depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)                                    March 31           December 31
                                                   1995                 1994
                                              -------------       -------------
Cash and short-term investments               $  303    5.9%      $  404    7.8%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            2,621   49.9        2,569   49.6
    NAIC(1) Class 2                              769   14.6          760   14.7
  Performing below investment-grade(2)           143    2.7          139    2.7
Joint venture mortgage loans                     440    8.4          407    7.9
Third-party mortgage loans                       286    5.4          324    6.2
Other real estate-related investments(3)         262    5.0          242    4.7
Policy loans                                     279    5.3          278    5.4
Other                                            152    2.9           55    1.1
                                              ------  -----       ------  -----
Total                                         $5,255  100.0%      $5,179  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $78.0 million, or 1.5 percent, and $80.0 million, or 1.5 percent, at March 31, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interests in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax effect. The aggregate unrealized depreciation on fixed maturities at March 31, 1995 was $117.1 million, or $2.63 per share, compared with unrealized depreciation of $243.6 million or $5.45 per share, at December 31, 1994. The Company has not recorded a deferred tax benefit for the aggregate depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 70.3 percent of the Company's invested assets and cash, compared with 72.1 percent at December 31, 1994. Approximately 70.0 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at March 31, 1995.

Approximately 49.5 percent of the Company's investment-grade fixed maturities at March 31, 1995, were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the

Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income for mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities predominately date since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on such securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of premiums which would result in reductions of investment income related to such securities. At March 31, 1995, the Company has unamortized discounts and premiums of $19.5 million and $14.1 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) representing securities of 11 issuers at March 31, 1995, totaled less than 3 percent of cash and invested assets at March 31, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $987.8 million real estate portfolio constituted 18.8 percent of the Company's cash and invested assets at March 31, 1995, compared with $973.3 million, or 18.8 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company or its affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                      March 31, 1995                     December 31, 1994
                               --------------------------------      -----------------------------
                                         Life          Real                    Life         Real
                                         insurance     estate                  insurance    estate
                                Total    segment       segment       Total     segment      segment
                               ------   ----------    ---------      -----     ---------    -------
Investments before reserves,
  write-downs, foreign
  currency translation
  adjustments and net joint
  venture operating losses:
Joint venture mortgage loans   $  463     $  375      $  88          $  454     $  353      $ 101
Third-party mortgage loans        326        320          6             358        353          5
Other real estate-related
    investments                   850        362        488             828        351        477
                               ------     ------      -----          ------     ------      -----
  Subtotal                      1,639      1,057        582           1,640      1,057        583

Reserves                         (125)       (40)       (85)           (134)       (43)       (91)
Write-downs                      (360)       (94)      (266)           (362)       (97)      (265)
Foreign currency translation
  adjustments                     (23)        -         (23)            (23)        -         (23)
Cumulative net operating
  losses of joint ventures
  owned                          (143)       (15)      (128)           (148)       (15)      (133)
                               ------     ------      -----          ------     ------      -----

Net real estate investments    $  988     $  908      $  80          $  973     $  902      $  71
                               ======     ======      =====          ======     ======      =====

As reflected in the real estate portfolio table on the following page, the Company has continued to fund both existing projects and legal commitments.
The future legal commitments were $358.0 million at March 31, 1995. This amount represented a net decrease of $24.7 million since year-end 1994, largely due to fundings in the first quarter of 1995. As of March 31, 1995, the Company expects to fund approximately $70.2 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, the Company anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although the Company is not legally committed to do so. As a result of the continued weakness in real estate markets and fairly restrictive lending practices by other lenders in this environment, the Company expects that all or most loans maturing in 1995 will be rolled over, restructured or foreclosed.

Excluding the $78.3 million of real estate owned and a $49.1 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $958.6 million at March 31, 1995, after reserves and write-downs. Of this amount, $628.1 million are on accrual status with a weighted average interest rate of 8.0 percent. Of these accrual loans, 50.5 percent have terms requiring current periodic payments of their full contractual interest, 33.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 15.7 percent defer all interest to maturity.

The deficit in equity investments in real estate, at March 31, 1995, consisted of $85.2 million of loans to Spanish projects (described below), $43.1 million of unsecured loans to joint ventures treated as equity investments, a $154.9 million deficit in the Company's other equity investments in joint ventures and $22.5 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $3.7 million of foreclosures, $69.8 million of deeds in lieu of foreclosure and $4.8 million of certain purchased properties at March 31, 1995. Real estate owned was net of $116.4 million of write-downs at March 31, 1995.

Real estate portfolio

(in millions)                    Mortgage loans       Other real estate-related investments
                                 --------------       -------------------------------------
                                                                         Real
                                Joint     Third               Other      estate  Equity
                                venture   party    Bonds(2)   loans(3)   owned   investments  Total
                               --------  ------   --------    ------     ------  -----------  ------
Balance at December 31, 1994    $407.5   $323.7    $80.0      $149.2     $72.8   $(59.9)     $973.3(1)
Additions (deductions):
Fundings                          16.0      1.4      -           0.9       2.2      6.2        26.7
Interest added to principal        2.1      -        -           -         -        -           2.1
Sales/paydowns/distributions     (13.4)    (5.3)     -          (0.4)     (2.7)    (2.2)      (24.0)
Maturities                         -        -        -          (0.4)      -        -          (0.4)
Rollovers at maturity:
  Principal                        -        -        -           0.4       -        -           0.4
Operating loss                     -        -        -           -         -       (3.8)       (3.8)
Transfers to real estate owned    (3.6)     -        -           -         3.6      -           -
Realized investment gain (loss)   19.6     (9.5)    (2.1)      (24.4)     (0.6)    17.0         -
Net transfers                     18.3    (25.4)     -           7.1       -        -           -
Other transactions, net           (6.7)     0.9      0.1        22.6       3.0     (6.4)       13.5
                                ------   ------    -----      ------     -----   ------      ------
Balance at March 31, 1995       $439.8   $285.8    $78.0      $155.0     $78.3   $(49.1)     $987.8(4)
                                ======   ======    =====      ======     =====   ======      ======

(1) Net of $496.5 million reserve and write-downs. Excludes $39.0 million of real estate-related accrued interest.

(2) The Company's real estate-related bonds, all of which are presently rated below investment-grade, were issued to the Company by real estate finance or development companies generally to provide financing for the Company's joint ventures for such purposes as land acquisition, construction/development, refinancing debt, interest and other operating expenses.

(3) The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(4) Net of $484.3 million reserve and write-downs. Excludes $40.3 million of real estate-related accrued interest.

As reflected in the preceding table, the Company's cash fundings in the first quarter of 1995 exceeded the cash received by the Company from sales/paydowns/distributions in the same period by $2.7 million.

Real estate concentrations

The Company's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

Geographic distribution                Distribution by property type
as of March 31, 1995                   as of March 31, 1995

California          26.0%              Land                23.6%
Illinois            24.6               Office              19.6
Texas                9.7               Retail              14.0
Spain                8.3               Industrial          13.6
Ohio                 6.1               Hotel               11.2
Hawaii               5.0               Apartment            4.9
Colorado             3.1               Residential          4.2
Washington           2.9               Mixed use            3.5
Indiana              2.6               Other                5.4
Oregon               2.5                                  -----
Other(1)             9.2               Total              100.0%
                   -----                                  =====
     Total         100.0%
                   =====

(1)  No other single location exceeded 2.0 percent.

Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located. Approximately one-half of
the Company's real estate holdings are in California and Illinois.   California
real estate market conditions have continued to be worse than in many other areas of the country. Northern California and Illinois currently reflect some stabilization and improvement.

At March 31, 1995, the Company's real estate portfolio also included $85.2 million of loans carried as equity investments in real estate (net of $119.4 million of cumulative write-downs, $22.9 million of foreign currency translations and $21.4 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. Such equity investments in Spain totaled $79.2 million at December 31, 1994, after accounting for net fundings by Company subsidiaries of $27.0 million during 1994. The Spanish projects accounted for $5.3 million of net fundings, $2.1 million of foreign currency translation losses and operating income of $2.8 million during the first quarter of 1995 and represented approximately 8.3 percent of the Company's real estate portfolio at March 31, 1995. These investments, which began in the late 1980s, accounted for $20.0 million of the March 31, 1995 off-balance-sheet legal commitments, of which the Company expects to fund approximately $7.3 million.

Undeveloped land, including the Spanish projects, represented approximately
23.6 percent of the Company's real estate portfolio at March 31, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At March 31, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $271.7 million, or 27.5 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflected $5.3 million in fundings during the first quarter of 1995 and $31.9 million during the same period of 1994. The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $1.0 million in the first quarter of 1995. Prime Group-related commitments accounted for $205.4 million of the off-balance-sheet commitments at March 31, 1995, of which the Company expects to fund $27.3 million.

Effective January 1, 1993, Kemper and its subsidiaries, including the Company, formed a master limited partnership ("MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first quarter of 1995, the Company provided $17.7 million of fundings to the MLP projects, compared with fundings of $6.4 million in the same period of 1994. The Company also received cash from MLP-related sales/paydowns/distributions and refinancings of $12.2 million in the first quarter of 1995. At March 31, 1995, projects in the MLP accounted for $37.1 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $29.8 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. Of the Company's real estate portfolio at March 31, 1995, approximately $295.6 million, or 29.9 percent, represented loans to and investments in MLP-owned ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interest in ventures in which Bedford, the Company, Kemper, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, the Company, Kemper and certain of their respective subsidiaries. Because the Company's reserve methodology does not take any credit for such recourse and because the Kemper subsidiaries, including the Company, since 1993 had already been recording 50 percent of the operating results of the related ventures, this transaction, which simplified the management of the Company's portfolio, did not have any material adverse impact on the Company's results of operations or financial condition.

Provisions for real estate-related losses

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan". The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first quarter of 1995, because certain negative carrying values were eliminated due to sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first quarter of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries as equity owners recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:


Real estate reserve
(in millions)
                              Joint venture            Other real
                             and third-party         estate-related
                             mortgage loans            investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------
Balance at 12/31/94         $17.1     $ 39.8        $25.5      $51.8          $42.6     $91.6
Change in reserve            (0.4)     (14.2)        (2.5)       7.8           (2.9)     (6.4)
                            -----     ------        -----      -----          -----     -----
Balance at 3/31/95          $16.7     $ 25.6        $23.0      $59.6          $39.7     $85.2
                            =====     ======        =====      =====          =====     =====

In addition to the reserve, the Company's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs totaling $360.0 million (life insurance segment, $94.0 million; real estate segment, $266.0 million) at March 31, 1995, and $362.3 million (life insurance segment, $96.6 million; real estate segment, $265.7 million) at December 31, 1994. Reserves decreased in the first quarter of 1995 primarily due to sales of real estate-related assets which carried reserves at the time of sale.

Real estate outlook

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by tight lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. The Company's net income and stockholders' equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where the Company's portfolio is located.

Current conditions in the real estate markets have been adversely affecting the financial resources of certain of the Company's joint venture partners. Every partner, however, remains active in the control of its respective joint ventures. In evaluating a partner's ability to meet its financial commitments, the Company considers the amount of all applicable debt and the value of all properties within that portion of the Company's portfolio consisting of loans to and investments in joint ventures with such partner. In 1993, the Company began recognizing 100 percent of the operating results of certain joint ventures. The additional operating results will be recorded primarily by the Company's real estate subsidiaries, which are the equity holders in such ventures.

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                                March 31, 1995                  December 31, 1994
                                        -----------------------------      ----------------------------
                                        Life        Real                   Life        Real
                                        insurance   estate                 insurance   estate
                                        segment     segment   Total        segment     segment    Total
                                        ---------   -------   -----        ---------   -------    -----

Potential problem loans(1)              $ 58.0      $  0.3    $ 58.3        $ 57.9     $  0.2    $ 58.1
Nonaccrual loans(2)                      258.8       210.2     469.0         274.6      199.3     473.9
Restructured loans(3)
  (currently performing)                  45.2         0.7      45.9          50.5        0.8      51.3
Real estate owned(4)                      64.2        14.1      78.3          57.3       15.4      72.7
                                        ------      ------    ------        ------     ------    ------
      Total(5)(6)                       $426.2      $225.3    $651.5        $440.3     $215.7    $656.0
                                        ======      ======    ======        ======     ======    ======

(1) These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.

(2) The Company does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. The 1995 decrease in nonaccrual loans primarily reflected sales and foreclosures as well as write-offs of certain fully reserved loans.

(3) The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between the Company and debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend (roll over).

(4) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $116.4 million and $115.8 million at March 31, 1995 and December 31, 1994, respectively.

(5) Total reserves and cumulative write-downs were 56.5 percent of total troubled real estate-related investments and 27.1 percent of the Company's total real estate portfolio before reserves and write-downs at March 31, 1995.

(6) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate because the negative carrying value of equity investments would reduce the total. The Company's equity investments also involve real estate risks. See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments the Company has experienced, the Company anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to the Company's balance sheet and eliminate the Company's loans to such ventures.

Due to the adverse real estate environment affecting the Company's portfolio in recent years, the Company has continued to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, the Company has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. The Company continues to analyze various potential transactions designed to reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts will result in continued improvements in the performance of the Company's real estate portfolio.

Investment income from invested assets

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes

(dollars in millions)                            Three months ended March 31
                                                 ---------------------------
                                                   1995                1994
                                                  ------              ------
Life insurance segment                            $ 90.2              $ 82.3
Real estate segment                                 (3.0)              (10.1)
Other and eliminations                               1.6                 1.4
                                                  ------              ------
     Total from invested assets                     88.8                73.6
Asset management                                     3.5                 1.6
                                                  ------              ------
     Consolidated                                 $ 92.3              $ 75.2
                                                  ======              ======
Investment yields:
     Life insurance segment                        6.90%               6.01%
                                                  ======              ======

     Consolidated                                  7.08%               5.55%
                                                  ======              ======

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $3.8 million and $11.5 million in the first quarters of 1995 and 1994, respectively. These pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax on nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)

                                     Three months ended March 31
                                     ---------------------------
                                        1995              1994
                                       -----              -----
Real estate-related investments:
  Life insurance segment               $ 5.2              $ 9.2
  Real estate segment                     .5               (1.1)
                                       -----              -----
     Total                             $ 5.7              $ 8.1
                                       =====              =====

Basis points:
  Life insurance segment                 40                 70
                                       =====              =====

  Consolidated                           44                 60
                                       =====              =====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at March 31, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect the Company's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. The Company expects, however, that any adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its life insurance product mix and its continuing cost control measures. Other mitigating factors include marketing advantages that could result from the Company having lower levels of investment risk and earnings improvements from its life insurance operations' ability to adjust crediting rates on annuities and interest-sensitive life products over time.

Realized investment results

Reflected in the Company's results from continuing operations are after-tax realized investment losses of $10.0 million for first-quarter 1995, compared with realized investment gains of $3.5 million for first-quarter 1994. Real estate-related losses decreased during first-quarter 1995, compared with the same period in 1994, primarily due to sales, refinancings and restructurings in 1994. Other after-tax realized losses of $0.9 million (primarily from the sales of fixed maturities) and realized gains of $13.0 million (primarily from the sale of equities) in the first quarters of 1995 and 1994, respectively, were also taken in the life insurance segment. In the first quarter of 1995, the asset management segment reported an after-tax realized investment gain of

$10.9 million primarily due to the sale of IFTC. (See "RESULTS OF OPERATIONS - Asset management" above.)

Unrealized gains and losses on fixed maturity investments are not reflected in the Company's results of operations. These changes in unrealized value are included as a separate component of stockholders' equity, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

The Company regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

A valuation allowance was established under SFAS 109 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized.

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during 1994 and once during the first quarter of 1995. Interest rates have subsequently declined through the remainder of 1995.

When maturing or sold investments are reinvested at lower yields in a low interest rate environment, KILICO can adjust its crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield, which can result in narrower spreads.

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within KILICO by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of March 31, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the first quarter of 1995, KILICO's capital resources were positively impacted from reductions in its unrealized loss positions on its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, KFC regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions. Since KFC is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management or securities brokerage subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary).

KFC receives from its subsidiaries dividends and interest on loans. Distributions to KFC from its subsidiaries are restricted. KFC has used these resources and its line of credit from Kemper for dividends to stockholders, corporate interest and other holding company expenses, additional investments in subsidiaries and purchases of real estate-related assets from KILICO. In 1995, the Company purchased $5.0 million of certain real estate-related investments from KILICO. In 1994, the Company purchased $154.0 million of certain real estate-related investments from KILICO and contributed $82.5 million to KILICO's capital. The Company's purchases of such investments from KILICO were consummated at the carrying values of such investments at the dates of the purchases.

Consolidated

KFC and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of liquidity with respect to the Company's continuing operations are asset management fees, borrowings from Kemper, deposits for annuities and interest-sensitive life contracts, investment income other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

In the life insurance segment, policyholder deposits decreased to $50.8 million for the first of quarter 1995 from $61.6 million for the first quarter of 1994. Policyholder withdrawals increased to $243.7 million for the first of quarter 1995 from $147.0 million for the first quarter of 1994, primarily due to increased competition, rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than new money crediting rates. KILICO's late 1994 increases in crediting rates are designed to maintain or increase policyholder deposits and reduce withdrawals.

The asset management segment sold its 50 percent interest in IFTC in January 1995 and the business operations of SSC in April 1995. (See

"RESULTS OF OPERATIONS - Asset management" above).

Insurance company ratings

Ratings have become an increasingly important factor in establishing KILICO's competitive position. Rating organizations continue to review the financial performance and condition of all life insurers and their investment portfolios. Kemper's senior debt ratings and KILICO's financial strength/performance ratings are under review by the various rating organizations, reflecting the fact that Kemper is pursuing alternatives to maximize its stockholder value. Such alternatives may result in a change of control of the Company and/or certain of its subsidiaries. Any reductions in Kemper's senior debt ratings could adversely impact Kemper's financial flexibility by limiting Kemper's access to capital or increasing its cost of borrowings.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Such circumstances could accelerate or increase the real estate subsidiaries purchases of real estate-related assets from KILICO to further support its statutory capital position.

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell the Company, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of the Company, which S&P had placed under "CreditWatch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "CreditWatch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of the Company and Baa1 insurance financial strength ratings of the Company's life insurance subsidiaries to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised the Company that it did not revise its A- senior debt rating of the Company, AA- claims paying ability rating of Federal Kemper Life Assurance Company and A+ claims paying ability rating of Kemper Investors Life Insurance Company from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A- ratings of the Company's life insurance subsidiaries remain "under review with developing implications."

Notes payable

The major portion of the Company's $1,101.4 million of notes payable at March 31, 1995 consisted of KFC's borrowings from Kemper of $1,097.2 million, compared with $1,091.0 million of such borrowings at December 31, 1994, when notes payable totaled $1,095.1 million. The increase was principally due to the purchase of certain real estate-related investments from KILICO to improve its financial strength and competitive position. These borrowings are drawn against a line of credit totaling $1.2 billion at March 31, 1995, extended to KFC by Kemper. The interest rate on the Kemper line of credit is equal to the corporate base rate announced from time to time by The First National Bank of Chicago (the "Bank").

The other portion of notes payable consisted of short-term notes payable totaling $4.2 million at March 31, 1995 and December 31, 1994.

Convertible debentures

Obligations under the convertible debentures of KFC decreased to $32.7 million at March 31, 1995 from $33.1 million at December 31, 1994 primarily as a result of debentures becoming subject to mandatory redemption due to terminations of employment. "Other accounts payable and liabilities" on the Company's consolidated balance sheet included KFC's obligation of $5.7 million to holders of debentures whose employment with the Company terminated during 1994 and the first quarter of 1995. Approximately $7.5 million of debentures are scheduled to mature in the remainder of 1995. The Company anticipates that as each additional series of debentures matures, its cash needs would increase, and that internal and external sources of capital will be used to fund the maturities.

Interest on the convertible debentures is payable quarterly at a fluctuating rate per annum equal to (i) 1/8 percent over the corporate base rate announced from time to time by the Bank for Series D-E, I-J, M-O and Q-T, (ii) the corporate base rate for Series U-Y, and (iii) 0.7 percent over the Eurodollar base rate announced from time to time by the Bank for Series AA-EE. This interest totaled $0.8 million in the first quarter of 1995, compared with $1.0 million for the same period of 1994.

At its option, KFC may call the debentures in connection with a public offering of its common stock or at any time on or after the fifth anniversary of the date the debentures are issued. If employment with KFC and its subsidiaries of an employee to whom debentures initially are issued terminates or an employee holder becomes subject to certain insolvency or bankruptcy events, his or her then-outstanding debentures become subject to mandatory redemption. All of the debentures are subject to KFC's right to call. KFC is considering calling all outstanding debentures for redemption by year-end 1995 or in early 1996.

Redeemable securities

KFC's redeemable securities consisted of convertible preferred stock and Class B common stock and are included in the consolidated balance sheet line item "Other accounts payable and liabilities." The convertible preferred stock was redeemed December 1, 1993. The redemption price paid by KFC equaled the approximately $3.1 million par value, which was the carrying value of the securities on the Company's balance sheet.

At March 31, 1995, there were 5,831 shares of Class B common stock outstanding, and no elections to sell shares to KFC were made in 1995. Shares of Class B common stock which are outstanding and not subject to mandatory redemption receive dividends equally with those declared and paid on KFC's Class A common stock, all presently held by Kemper.

Common stock dividends

No common stock dividends were declared in the first quarter of 1995 or in 1994. While KFC's board of directors does not presently intend to declare quarterly cash dividends on the common stock in 1995, future declarations, if any, and the amounts of such dividends will depend upon, among other factors, the earnings of the Company, its financial condition, its capital requirements and general business conditions.

Stockholders' equity

Stockholders' equity totaled $219.8 million at March 31, 1995, compared with $134.4 million at December 31, 1994. The 1995 increase reflected a $133.9 million reduction in the unrealized loss position of the Company's investments, primarily fixed maturities of KILICO, due to declining interest rates. Stockholders' equity in 1995 also reflected a net loss of $48.0 million during the first quarter.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS.

     Exhibit Number

     27    Financial data schedule is filed herewith.

     99.1 Agreement in principle dated April 10, 1995 among Kemper Corporation, Zurich Insurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. is incorporated herein by reference to exhibit 10.1 to Kemper Corporation's Form 8-K filed April 12, 1995.

     99.2 Agreement dated May 8, 1995 extending termination date of agreement in principle is incorporated herein by reference to exhibit 99.2 to Kemper Corporation's Form 10-Q filed May 12, 1995.

(b)  REPORTS ON FORM 8-K.

     During the three months ended March 31, 1995, the Company filed one current report on Form 8-K. Dated January 26, 1995, this Form 8-K reported, under Item 5 thereof, the sale of the Company's 50 percent interest in Investors Fiduciary Trust Company and revisions to the Orange County credit enhancements.

     In the second quarter of 1995 through the date of the filing of this Form 10-Q, the Company filed one current report on Form 8-K. Dated April
     3, 1995, this Form 8-K reported, under Item 5 thereof, the Company's announcement of its plan to divest its securities brokerage operations and an agreement in principle pursuant to which Kemper Corporation would be acquired in a merger transaction.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER FINANCIAL COMPANIES, Inc.
                               (Registrant)



Date:  May 12, 1995

                              /s/J. H. FITZPATRICK
                              --------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  May 12, 1995

                              /s/J. R. SITAR
                              --------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer