Form 10-Q
period 1995-06-30
KEMPER FINANCIAL COMPANIES INC
filed 1995-08-14
CIK 799367

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended June 30, 1995.

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

As of July 1, 1995, 43,268,038 shares of Class A Common Stock (all held by an affiliate, Kemper Corporation) and 5,831 shares of Class B Common Stock were outstanding.

                        KEMPER FINANCIAL COMPANIES, INC.
                              SECOND-QUARTER 1995
                                   FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                   Page
                                                                ----
Consolidated Balance Sheet -
   June 30, 1995 and December 31, 1994.............................3

Consolidated Statement of Operations -
   Three months and six months ended June 30, 1995 and 1994........4

Consolidated Statement of Cash Flows -
   Six months ended June 30, 1995 and 1994.........................5

Notes to Consolidated Financial Statements.........................6

Management's Discussion and Analysis -
   Results of Operations...........................................9
   Investments ...................................................22
   Liquidity and Capital Resources................................33

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.......................................37

ITEM 5.   Other Information.......................................37

ITEM 6.   Exhibits and Reports on Form 8-K........................39

Signatures........................................................41

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                        June 30     December 31
                                                                                         1995          1994
                                                                                       --------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $3,583,537; 1994, $3,711,839)                                       $3,614,993      $3,468,214
    Short-term investments                                                               191,800         204,164
    Joint venture mortgage loans                                                         413,197         407,540
    Third-party mortgage loans                                                           302,407         323,696
    Other real estate-related investments                                                236,157         242,086
    Policy loans                                                                         281,691         277,743
    Other invested assets                                                                 45,045          55,363
                                                                                      ----------     -----------
      Total investments                                                                5,085,290       4,978,806

  Cash                                                                                   283,177         199,917
  Other accounts and notes receivable                                                    457,021         321,494
  Reinsurance recoverable                                                                550,607         642,801
  Deferred insurance acquisition costs                                                   286,956         310,466
  Deferred investment product sales costs                                                154,466         166,397
  Fixed assets, at cost less accumulated depreciation                                     39,505          84,603
  Other assets                                                                            13,088          63,393
  Net assets of discontinued operations                                                  132,686         249,033
  Assets of separate accounts                                                          1,641,106       1,507,984
                                                                                      ----------      ----------
    Total assets                                                                      $8,643,902      $8,524,894
                                                                                      ==========      ==========

LIABILITIES
  Future policy benefits                                                              $4,645,628      $4,843,690
  Other accounts payable and liabilities                                                 901,049         910,593
  Notes payable                                                                        1,112,096       1,095,128
  Convertible debentures                                                                  26,676          33,113
  Liabilities of separate accounts                                                     1,641,106       1,507,984
                                                                                      ----------      ----------
    Total liabilities                                                                  8,326,555       8,390,508
                                                                                      ----------      ----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Class A common stock-$.10 par value
    authorized 135,000,000 shares; outstanding 1995 and 1994, 43,268,038 shares            4,327           4,327
  Additional paid-in capital                                                             442,828         442,828
  Unrealized loss on foreign currency translations                                       (21,938)        (22,512)
  Unrealized gain (loss) on investments                                                   13,308        (237,957)
  Retained deficit                                                                      (121,178)        (52,300)
                                                                                      ----------      ----------
    Total stockholders' equity                                                           317,347         134,386
                                                                                      ----------      ----------
    Total liabilities and stockholders' equity                                        $8,643,902      $8,524,894
                                                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                Six months ended      Three months ended
                                                                     June 30                June 30
                                                                -----------------     ------------------
                                                                 1995       1994       1995        1994
                                                                ------     ------     ------      ------
REVENUE
Investment management and other fees                          $164,139    $186,885   $ 80,508   $ 92,298
Commissions                                                     26,160      37,129     13,221     17,427
Investment income                                              186,648     153,377     72,962     78,135
Securities gain (loss), net                                      1,130        (873)    22,414       (146)
Realized investment loss                                       (23,225)     (9,777)   (62,068)   (15,356)
Other income                                                    24,133      19,426     11,735      7,332
                                                              --------    --------   --------   --------
      Total revenue                                            378,985     386,167    138,772    179,690
                                                              --------    --------   --------   --------

EXPENSES
Operating expenses                                             131,286     140,563     63,036     67,912
Benefits and interest credited to policyholders                123,197     124,513     61,773     61,906
Commissions                                                     40,523      52,069     21,104     24,513
Deferral of mutual fund and insurance acquisition costs        (34,839)    (45,137)   (18,285)   (21,233)
Amortization of mutual fund and insurance acquisition costs     48,566      42,153     22,005     23,260
Interest expense                                                50,843      33,575     25,830     18,540
                                                              --------    --------   --------   --------
      Total expenses                                           359,576     347,736    175,463    174,898
                                                              --------    --------   --------   --------
      Earnings (loss) from continuing operations before tax     19,409      38,431    (36,691)     4,792
Income tax expense (benefit)                                    22,681      14,634    (12,176)     2,443
                                                              --------    --------   --------   --------

      Income (loss) from continuing operations                  (3,272)     23,797    (24,515)     2,349
Income (loss) from discontinued operations, net of tax          (2,712)        113        502     (2,563)
Loss on divestiture of discontinued operation, net of tax      (66,536)       -          (502)      -
                                                              --------    --------   --------   --------
  Net income (loss)                                           $(72,520)   $ 23,910   $(24,515)  $   (214)
                                                              ========    ========   ========   ========

Income (loss) per share from continuing operations            $   (.08)   $    .55   $   (.57)  $    .05
Loss per share from discontinued operations                      (1.60)        -          -         (.05)
                                                              --------    --------   --------   --------
  Net income (loss) per share                                 $  (1.68)   $    .55   $   (.57)  $    -
                                                              ========    ========   ========   ========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                   Six months ended
                                                                                       June 30
                                                                               -----------------------
                                                                                 1995          1994
                                                                                ------        ------
Cash flows from operating activities
  Net income (loss)                                                           $ (72,520)    $  23,910
  Reconcilement of net income (loss) to net cash provided:
    Realized investment gain                                                     23,142         9,777
    Future policy benefits                                                      118,437       121,337
    Accounts payable and liabilities                                              9,544       (40,045)
    Accounts and notes receivable                                               135,527        25,514
    Deferred insurance acquisition costs                                          1,797        (8,110)
    Deferred investment product sales costs                                     (14,629)        5,126
    Amortization of discount and premium on investments                           2,086         1,598
    Other                                                                       (92,111)       (6,916)
                                                                              ---------     ---------
      Net cash provided from operating activities                               111,273       132,191
                                                                              ---------     ---------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                            71,888        21,752
    Fixed maturities sold prior to maturity                                     161,453       432,677
    Mortgage loans, policy loans and other invested assets                      106,712       235,702
  Cost of investments purchased:
    Fixed maturities                                                            (99,918)     (712,864)
    Mortgage loans, policy loans and other invested assets                       47,300      (131,425)
    Net change in receivable/payable for securities sold/purchased                 (548)      (13,490)
  Short-term investments, net                                                    12,383        80,065
  Discontinued operations                                                         2,750        13,000
  Other                                                                          (4,244)      (21,324)
                                                                              ---------     ---------
      Net cash provided from (used in) investing activities                     297,776       (95,907)
                                                                              ---------     ---------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                    125,131       115,472
    Withdrawals                                                                (441,630)     (302,360)
  Increase in notes payable, net                                                 16,968       200,019
  Redemption and maturities of convertible debentures                            (9,235)      (28,580)
  Other                                                                         (17,023)       (9,469)
                                                                              ---------     ---------
      Net cash used in financing activities                                    (325,789)      (24,918)
                                                                              ---------     ---------

      Net increase in cash                                                       83,260        11,366
Cash, beginning of period                                                       199,917       169,715
                                                                              ---------     ---------
Cash, end of period                                                           $ 283,177     $ 181,081
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

2. Net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. The calculation of net income (loss) per share is as follows:

                                                              Six months ended            Three months ended
                                                                  June 30                      June 30
                                                              ----------------            ------------------
(in thousands, except per share data)                         1995        1994             1995        1994
                                                              ----        ----             ----        ----
Net income (loss) reported                                 $(72,520)    $23,910          $(24,515)    $ (214)
Add back:
  Interest and amortization expense on convertible
    debentures, net of tax                                    *            *                *           *
                                                           --------     -------          --------     ------
Total                                                      $(72,520)    $23,910          $(24,515)    $ (214)
                                                           ========     =======          ========     ======

Average common shares outstanding                            43,274      43,278            43,274     43,279

Average common share equivalents outstanding                   *           *                 *          *
                                                           --------     -------          --------    -------
Average common and equivalent shares outstanding             43,274      43,278            43,274     43,279
                                                           ========     =======          ========     ======
Net income (loss) per share                                $  (1.68)    $  0.55          $  (0.57)    $ 0.00
                                                           ========     =======          ========     ======

* The effect of employee interests in Kemper Financial Companies, Inc. (the "Company") and the related costs are anti-dilutive for the period; accordingly, the net income (loss) and common shares outstanding are not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $1.0 million at June 30, 1995.

4.       Restricted cash at June 30, 1995 totaled $0.0 million.


5. Federal income tax paid to Kemper Corporation under the tax allocation arrangement for the six months ended June 30, 1995 and 1994 amounted to $30.3 million and $31.6 million, respectively. Interest payments for the same periods totaled $49.9 million and $50.0 million, respectively.

6. Pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper Corporation's consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first six months of 1995, the valuation allowance was decreased by $85.4 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

         The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other liabilities" in the consolidated balance sheet) were as follows:

                                                                      June 30        December 31
(in thousands)                                                          1995            1994
                                                                      -------        -----------
Deferred federal tax assets:
  Real estate-related                                                 $ 86,290        $ 112,667
  Life policy reserves                                                  46,246           51,519
  Other investment-related                                              34,074           19,275
  Accrued employee benefits                                              7,673            8,899
  Unrealized losses on investments                                       7,780           93,211
  Accrued expenses                                                       3,283            5,027
  Other                                                                  9,683            9,625
                                                                      --------        ---------
    Total deferred federal tax assets                                  195,029          300,223
Valuation allowance                                                    (41,818)        (127,249)
                                                                      --------        ---------
     Total deferred federal tax assets after valuation allowance       153,211          172,974
                                                                      --------        ---------

Deferred federal tax liabilities:
  Deferred insurance acquisition costs                                 100,435          108,663
  Deferred investment product sales costs                               54,063           58,239
  Depreciation and amortization                                         20,939           20,055
  Unrealized gains on investments                                       10,963             -
  Other investment-related                                                 837            4,346
  Other                                                                  9,936            9,837
                                                                      --------        ---------
    Total deferred federal tax liabilities                             197,173          201,140
                                                                      --------        ---------
Net deferred federal tax liability                                    $(43,962)       $ (28,166)
                                                                      ========        =========

         The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). The tax returns for the years 1987 through 1990 are currently under examination by the IRS. Changes proposed are not material to the Company's financial position.

7. During the six months ended June 30, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and the business operations of a wholly owned subsidiary, Supervised Service Company, Inc., and entered into a definitive agreement to acquire the assets of Dreman Value Management, L.P. See "RESULTS OF OPERATIONS - Asset Management" in this Form 10-Q.

8. On April 3, 1995, a plan to divest the Company's securities brokerage segment was announced. As a result, these operations have been classified as discontinued operations at and for the periods ended June 30, 1995 and 1994. The following table sets forth selected financial information regarding the discontinued securities brokerage operations:

                                    Six months ended June 30  Three months ended June 30
                                    ------------------------  --------------------------
                                      1995            1994        1995         1994
                                     ------          ------      ------       ------
  (in millions)
  Revenue                            $260.6          $283.1      $134.8       $131.8
                                     ======          ======      ======       ======
  Income (loss), net of tax          $ (2.7)         $  0.1      $  0.5       $ (2.6)
  Loss on divestiture, net of tax     (66.5)             -         (0.5)          -
                                     ------          ------      ------       ------
      Net income (loss)              $(69.2)         $  0.1      $   -        $ (2.6)
                                     ======          ======      ======       ======

                                              June 30, 1995    December 31, 1994
                                             --------------    -----------------
      Total assets                              $1,792.4           $1,641.8
      Total liabilities                          1,659.7            1,392.8
                                                --------           --------
          Net assets                            $  132.7           $  249.0
                                                ========           ========

9. On May 15, 1995, Kemper Corporation entered into a definitive agreement to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 3, 1995, Kemper Corporation ("Kemper") and Kemper Financial Companies, Inc. ("KFC") approved a plan to divest the securities brokerage segment. The plan has resulted in the segment being reclassified as a component of discontinued operations. KFC's planned divestiture of the securities brokerage operations involves a sale to an employee stock ownership plan and a payment to Kemper (with the proceeds from both to reduce KFC's debt to Kemper) comprised of shares of stock in the newly formed company which will hold the securities brokerage operations (which shares Kemper plans to distribute to its common stockholders in a property dividend). The transaction is proceeding.
Completion of the transaction is subject to certain conditions, including the Securities and Exchange Commission declaring effective a related registration statement.

On May 15, 1995, Kemper signed a definitive merger agreement with Zurich Insurance Company ("Zurich"), Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and ZIP Acquisition Corp. (the "Merger Agreement"). Incident to the Merger Agreement, Kemper Financial Services, Inc. ("KFS") and its subsidiaries are expected to be sold to Zurich in a related merger transaction for a total consideration of not less than $900 million. Consummation of the Merger Agreement and related transactions are subject to certain conditions, including divestiture of the securities brokerage operations and certain approvals by state insurance regulators, mutual fund shareholders and the common stockholders of Kemper. The transactions are expected to close in the fourth quarter of 1995 or, at the option of the investor group, in January 1996. (See Part II, ITEM 5 of this Form 10-Q.)

On a fully converted basis, KFC is approximately 97 percent owned by Kemper, with the remaining interests held by employees. Virtually all of the Company's outstanding employee-owned interests will become subject to mandatory redemption as a result of closing the planned securities brokerage divestiture and the planned sale of KFS to Zurich. KFC and its subsidiaries are referred to herein as the "Company."

RESULTS OF OPERATIONS

The following table is a summary of the Company's results by category, for the periods ended June 30, 1995 and 1994:

Summary of Income (Loss) by Category
(in millions)

                         Six months ended June 30, 1995          Six months ended June 30, 1994
                        ----------------------------------     ----------------------------------
                                      Net                                    Net
                                      realized    Net                        realized      Net
                        Operating     investment  income       Operating     investment    income
                        earnings(1)   results(2)  (loss)       earnings(1)   results(2)    (loss)
                        -----------   ---------   ------       -----------   ----------    ------
Asset management           $31.1        $  (.1)   $ 31.0         $39.5         $  -        $39.5
Life insurance              31.6         (30.4)      1.2          24.7          (3.3)       21.4
Real estate                 (4.7)           -       (4.7)        (15.0)         (2.9       (17.9)
Other                      (30.8)           -      (30.8)        (19.0)          (.2)      (19.2)
                           -----        ------    ------        ------         -----       -----
    Continuing operations   27.2         (30.5)     (3.3)         30.2          (6.4)       23.8
Discontinued operations     (2.7)        (66.5)    (69.2)           .1            -           .1
                           -----        ------    ------        ------         -----       -----
      Total                $24.5        $(97.0)   $(72.5)        $30.3         $(6.4)      $23.9
                           =====        ======    ======        ======         =====       =====

(1)  Net income (loss) excluding realized investment results.

(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)

                                              Six months ended June 30    Three months ended June 30
                                              ------------------------    --------------------------
                                               1995            1994          1995            1994
                                              -----           -----         -----           -----
Real estate-related losses                   $(53.4)         $(21.3)       $(53.4)         $ (8.8)
Gain on sale of IFTC, SSC & State Street       48.2              -            6.0              -
Orange County write-down                      (24.8)             -          (22.8)             -
Other gains and losses, net                     6.7            11.5           8.1            (6.6)
                                             ------           -----        ------          ------
      Realized investment loss from
        continuing operations                 (23.3)           (9.8)        (62.1)          (15.4)

Income tax expense (benefit)                    7.2            (3.4)        (21.6)           (5.4)
                                             ------           -----        ------          ------
      Net realized investment loss
        from continuing operations            (30.5)           (6.4)        (40.5)          (10.0)

Loss on divestiture of discontinued
  operations, net of tax                      (66.5)             -           (0.5)             -
                                             ------           -----        ------          ------

      Total                                  $(97.0)          $(6.4)       $(41.0)         $(10.0)
                                             ======           =====        ======          ======

Continuing operations

Operating earnings for continuing operations were $27.2 million for the first six months of 1995, compared with $30.2 million in the same 1994 period. Operating earnings for the second quarter of 1995 totaled $16.0 million, compared with $12.3 million for the same period of 1994. These improvements in second-quarter results reflect increased spreads on fixed rate annuities and effective expense control in the life insurance segment and reduced joint venture operating losses in the real estate segment. Asset management earnings declined in both the six-month and second-quarter periods largely due to reduced management fees, distribution fees and commission income.

Net loss from continuing operations totaled $3.3 million in the first six months of 1995, compared with net income of $23.8 million in the first six months of 1994. The Company reported a second-quarter 1995 net loss of $24.5 million, compared with net income of $2.4 million in the second quarter of 1994. Decreased net income for the six-month and second-quarter periods of 1995 resulted from $34.7 million of after-tax real estate-related realized investment losses in the life insurance segment.

The other operations and corporate category consists of the holding company income and expenses of KFC. This category reported a net loss of $30.8 million for the first half of 1995, compared with a net loss of $19.2 million for the same period of 1994. The 1994 results reflect realized investment losses of $0.2 million (after-tax). The loss increased in 1995 primarily due to an increase in interest expense over 1994 on increased borrowings from Kemper.

Total operations

Including discontinued operations, the Company's net loss totaled $72.5 million for the first six months of 1995, compared with net income of $23.9 million for the first six months of 1994. Net loss per share for the first six months of 1995 was $1.68, compared with net income per share of $.55 in the first six months of 1994. The Company recorded a net loss of $24.5 million, or $.57 per share, in the second quarter of

1995, compared with a net loss of $0.2 million, or $.00 per share, in the same period of 1994.

Discontinued operations consist of the Company's securities brokerage subsidiaries, for which a plan for divestiture was announced in April 1995. In the first six months of 1995, the net loss from discontinued operations totaled $69.2 million, primarily due to a $66.1 million loss relating to the proposed divestiture. In the first six months of 1994, the net gain from discontinued operations totaled $0.1 million, reflecting securities brokerage operating earnings.

Book value per share, on a fully converted basis, was $7.83 at June 30, 1995, compared with $3.85 at year-end 1994, as the change in unrealized gain on investments of $251.3 million, or $5.66 per share, in the first six months of 1995 more than offset the net loss per share. Taking into account results for the trailing 24 months ended June 30, 1995, the formula purchase price per share was a positive $2.45 at June 30, 1995, compared with a negative $3.29 at December 31, 1994.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of Kemper Financial Services, Inc. ("KFS") and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions)

                                               Six months ended June 30     Three months ended June 30
                                               ------------------------     --------------------------
                                                  1995         1994              1995         1994
                                                 ------       ------            ------       ------
STATEMENT OF INCOME
   Investment management fees                    $100.8       $112.1            $ 50.8       $ 54.9
   Commission income                               29.4         40.9              15.2         19.0
   Distribution and redemption fees                29.4         36.3              14.5         17.2
   Transfer agent revenue                          33.9         38.3              15.2         20.1
   Investment and other income                     10.5          8.6               5.2          4.6
   Realized investment gain (loss)                 23.5           -              (16.8)          -
                                                  ------      ------            ------       ------

     Total revenue                                227.5        236.2              84.1        115.8
                                                 ------       ------            ------       ------

   Operating expenses                             111.6        127.2              51.9         63.0
   Commission expense                              31.4         42.2              16.0         19.9
   Deferral of mutual fund commissions
     and sales expense                            (14.6)       (22.4)             (7.6)       (10.3)
   Amortization of deferred mutual fund
     commissions and sales expense                 26.5         27.5              12.8         14.6
                                                 ------       ------            ------       ------

     Total expenses                               154.9        174.5              73.1         87.2
                                                 ------       ------            ------       ------

   Earnings before income tax                      72.6         61.7              11.0         28.6

   Income tax expense                              41.6         22.2               4.5         10.1
                                                 ------       ------            ------       ------
     Net income                                  $ 31.0       $ 39.5            $  6.5       $ 18.5
                                                 ======       ======            ======       ======
Realized investment loss, net of tax             $ (0.1)      $   -             $(11.0)      $   -
                                                 ======       ======            ======       ======
Operating earnings                               $ 31.1       $ 39.5            $ 17.5       $ 18.5
                                                 ======       ======            ======       ======

Per share:
     Operating earnings                          $  .72       $  .91            $  .40       $  .43
                                                 ======       ======            ======       ======
     Net income                                     .72       $  .91            $  .15       $  .43
                                                 ======       ======            ======       ======

The asset management segment's net income for the first six months of 1995 decreased $8.5 million when compared with the first six months of 1994. This decrease was primarily due to lower operating earnings, which were $31.1 million in the first half of 1995, compared with $39.5 million in the first half of 1994. Reduced management fees, distribution and redemption fees, transfer agent fees and commission income all contributed to the decline in operating earnings. These revenue reductions were partially offset by reduced operating and commission expenses (see discussion below).

Also reducing the segment's net income was an after-tax Orange County-related charge totaling $16.1 million in the first six months of 1995. This charge primarily reflected the difference between the December 31, 1994 estimated value of $198.0 million face amount of Orange County, California notes and their June 30, 1995 estimated value. Kemper renewed credit-enhancing arrangements in the period that were established in the fourth quarter of 1994 pursuant to which the Company bears the risk of loss associated with the Orange County notes held by five non-government taxable money market mutual funds managed by KFS. Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date. The five affected Kemper money market funds have consented to extend the maturity date of the notes to June
30, 1996. The original maturity date was July 10, 1995. Kemper's bank letter of credit arrangements with respect to the Orange County notes were also extended to the new maturity date.

The segment's net income in 1995 benefited from a net realized investment gain of $11.6 million in the first quarter from the sale of KFS' 50 percent interest in Investors Fiduciary Trust Company ("IFTC") and by a net realized investment gain of $4.4 million in the second quarter from the sale of shares of State Street Boston Corporation ("State Street") common stock. On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street in exchange for 2,986,111 shares of State Street common stock with a market value of $98.2 million at that date. On June 21, 1995, KFS sold all of its shares of State Street stock and received approximately $105.0 million. IFTC contributed
$0.6 million and $2.8 million of the segment's operating earnings recorded in the first half of 1995 and 1994, respectively.

In April 1995, KSvC sold to DST Systems, Inc. ("DST") the business operations of Supervised Service Company, Inc. ("SSC"), including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area is being downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results.

Also, in April 1995, KFS sold 5,034 shares of its 12,500 shares of Dimensional Fund Advisors, Inc. ("DFA") to DFA for approximately $2.2 million. In July, KFS entered into an agreement to sell its remaining 7,466 shares of DFA for approximately $3.2 million. A realized investment gain of approximately $280,000 was attributable to the April sale and an additional gain of approximately $415,000 is expected to be realized in the second half of 1995.

On May 2, 1995, KFS announced the signing of a definitive agreement to acquire substantially all the assets of Dreman Value Management, L.P. ("DVM"). The planned acquisition would broaden KFS' retail and institutional product offerings to include the value style of equity investing and complement KFS' current growth style. DVM currently has approximately $1.5 billion in institutional assets under management and $60.0 million in assets managed for three value style equity mutual funds and one fixed income fund. Consummation of the transaction is subject to, among other conditions, certain third-party approvals. The transaction is expected to close later in the third quarter of 1995.

The decrease of $11.3 million in investment management fees in the first half of 1995 when compared with the first half of 1994 was primarily due to a $4.0 billion reduction in mutual fund average assets under management. Bond funds accounted for $3.4 billion of this decrease, while stock funds and money market funds represented declines of $0.4 billion and $0.2 billion, respectively.

Commission income was $29.4 million in the first six months of 1995, compared with $40.9 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $7.0 million in the first six months of 1995 when compared with the same period in 1994. Also adversely affecting INVEST's revenue were decreased sales of annuity products, where commissions declined $4.5 million in the first half of 1995 compared with the first half of 1994. INVEST's first-half 1995 sales were down in large part because of favorable interest rates available from competing products in the bank distribution system.

Distribution and redemption fee revenue decreased $6.9 million in the first six months of 1995 compared with the first six months of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $5.5 million lower as spread load assets declined due to market depreciation, redemptions of fund shares and routine conversions of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions from spread load funds were lower during the 1995 period.

Transfer agent revenue decreased to $33.9 million in the first six months of 1995 from $38.3 million in the same period last year. This $4.4 million decrease was primarily due to reductions in the number of transactions and new account activity, fee caps on spread load and level load assets, and cessation of unit investment trust processing in 1995. In addition, SSC's transfer agent fees decreased approximately $0.5 million during the 1995 period due to the above-described sale of its business operations. KSvC accounted for transfer agent revenue of $30.7 million and $34.6 million in the first six months of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.2 million and $3.7 million in the first six months of 1995 and 1994, respectively.

Investment and other income increased by $1.9 million in the first half of 1995 compared with the first half of 1994. This increase was primarily due to additional interest and dividend income of approximately $2.8 million in 1995 and the above-described sale of KFS' DFA shares.

Operating expenses declined by $15.6 million in the first six months of 1995 when compared with the first six months of 1994. Expense reductions in advertising, literature and sales promotion of mutual fund products approximated $1.2 million. Personnel expenses decreased approximately $10.6 million due to staff reductions and reductions in production-related compensation due to lower sales. Transfer agent remote processing fees and software application depreciation costs were $3.5 million lower during the period based on the above-mentioned agreement with DST. Professional services expenses increased by approximately $1.2 million primarily due to litigation-related expenses.

Commission expense decreased to $31.4 million in the first half of 1995, compared with $42.2 million in the first half of 1994, due to lower sales. With the reduction of sales there was a related decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commission and sales expense decreased during 1995. The decrease was due to greater than planned investment performance in the spread load funds in 1995, and was partially offset by a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

Assets under management
(in billions)

                        6/30/95   3/31/95   12/31/94   9/30/94   6/30/94
                        -------   -------   --------   -------   -------
Mutual funds:
    Bond                 $21.1     $21.0     $20.6      $21.9     $22.9
    Stock                  9.4       8.9       8.7        9.0       8.7
    Money market          12.6      12.1      12.2       12.3      12.2
Investment advisory        4.6       4.5       5.0        5.6       4.8
Kemper Corporation
    affiliates             9.0       9.1       9.3        9.6       9.6
The Kemper National
    Insurance Companies    6.6       6.6       6.9        7.0       6.9
                         -----     -----     -----      -----     -----
    Total                $63.3     $62.2     $62.7      $65.4     $65.1
                         =====     =====     =====      =====     =====

Bond and stock mutual fund assets under management increased $1.2 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $3.4 billion in the first six months of 1995, compared with asset depreciation of approximately $1.7 billion in the first half of 1994. Redemptions of stock and bond funds totaled $2.8 billion in the first half of 1995, while sales totaled $1.0 billion. Comparable six-month 1994 redemptions and sales totals were $3.1 billion and $1.6 billion, respectively. Bond funds made up 63 percent of the redemption volume in the first half of 1995, down from 78 percent in the same period last year. Sales of stock mutual funds represented 44 percent of total stock and bond fund sales in the first six months of 1995, up from 42 percent in the first half of 1994.

Money market fund assets under management increased $0.4 billion in the first half of 1995, as net sales in wholesale-distributed money funds were positive for the period.

The decline in investment advisory assets in the first half of 1995 was primarily due to the loss of clients because of uncertainties with respect to the Company's ownership, portfolio management turnover and performance. Organizational stability affects the relationships with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory area in the first half of 1995. Prior periods in the table above have been restated.

The first-half declines in assets managed for the Kemper National Insurance Companies and Kemper Corporation affiliates were primarily due to decreases in real estate-related assets. These decreases do not affect the asset management segment's revenue or net income. (See "Real estate" below.)

Life insurance

The life insurance segment consists of Kemper Investors Life Insurance Company ("KILICO") and its subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                        Six months ended            Three months ended
                                             June 30                     June 30
                                        ------------------          -------------------
                                         1995        1994            1995         1994
                                        ------      ------          ------       ------
STATEMENT OF INCOME
Investment income                      $ 179.1      $ 165.7         $ 89.0       $ 83.5
Other income                              17.5         15.8            8.5          7.8
Realized investment loss                 (46.7)        (5.0)         (45.3)       (11.1)
                                       -------      -------        -------       ------
   Total revenue                         149.9        176.5           52.2         80.2
                                       -------      -------        -------       ------
Benefits to policyholders                123.2        124.5           61.8         61.9
Commissions, taxes, licenses and fees     14.0         13.6            8.2          5.9
Operating expenses                         9.7         12.9            4.8          6.7
Deferral of policy acquisition costs     (20.2)       (22.8)         (10.7)       (10.9)
Amortization of deferred policy
   acquisition costs                      22.0         14.7            9.2          8.7
                                       -------      -------        -------       ------
   Total benefits and expenses           148.7        142.9           73.3         72.3
                                       -------      -------        -------       ------
Earnings (loss) before income tax          1.2         33.6          (21.1)         7.9
Income tax expense (benefit)                -          12.2           (7.4)         3.3
                                       -------      -------         ------       ------
   Net income (loss)                   $   1.2      $  21.4        $ (13.7)      $  4.6
                                       =======      =======        =======       ======

Realized investment loss,
   net of tax                          $ (30.3)     $  (3.3)       $ (29.4)      $ (7.2)
                                       =======      =======        =======       ======
Operating earnings                     $  31.5      $  24.7        $  15.7       $ 11.8
                                       =======      =======        =======       ======

Per share:
   Operating earnings                  $   .73      $   .57        $   .36       $  .27
                                       =======      =======        =======       ======
   Net income (loss)                   $   .03      $   .49        $  (.32)      $  .11
                                       =======      =======        =======       ======

The life insurance segment reported net income in the first six months of 1995 of $1.2 million, compared with net income of $21.4 million in the first six months of 1994. The decline was primarily due to realized investment losses in 1995, compared with realized investment gains in 1994. See the discussion captioned "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below.

The following table reflects the major components of realized investment gains (losses) included in net income:

Realized investment gains (losses):
(in millions)

                                              Six months ended     Three months ended
                                                  June 30                June 30
                                             ------------------    ------------------
                                              1995        1994      1995      1994
                                             ------      ------    ------    ------
Real estate-related losses                   $(53.4)    $(18.1)    $(53.4)   $ (4.3)
Fixed maturity write-downs                       -        (0.1)        -         -
Other gains (losses), net                       6.7       13.2        8.1      (6.7)
                                             ------     ------     ------    ------
    Realized investment losses                (46.7)      (5.0)     (45.3)    (11.0)
Income tax benefit                            (16.4)      (1.7)     (15.9)     (3.8)
                                             ------     ------     ------    ------
    Net realized investment losses           $(30.3)    $ (3.3)    $(29.4)   $ (7.2)
                                             ======     ======     ======    ======


Operating earnings improved to $31.6 million in the first half of 1995, compared with $24.7 million in the first half of 1994, primarily due to increased spread income, lower operating expenses and an increase in fees and other income. These improvements were partially offset by an increase in the amortization of deferred insurance acquisition costs.

KILICO improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on such interest-sensitive products which adversely impacts spread income. The recent decline in interest rates during the second quarter of 1995, however, has created an interest rate environment mitigating at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first half of 1995, compared with the first half of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to affiliated non-life realty companies in recent periods. These sales totaled $3.5 million in the first half of 1995 and $107.3 million in the first half of 1994 and resulted in no realized gain or loss to KILICO.

Investment income in 1995 also benefited from a repositioning of KILICO's fixed maturity investment portfolio in September 1994. The repositioning of KILICO's investment portfolio resulted in the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)

                                      Six Months Ended          Three Months Ended
                                          June 30                    June 30
                                      -----------------         ------------------
                                       1995       1994           1995        1994
                                      -----      ------         -----       -----
Annuities:
   General account                  $ 125.1     $ 114.8       $  74.3     $  53.7
   Separate account                    86.7       146.7          38.3        69.3
                                    -------     -------       -------     -------
     Total annuities                  211.8       261.5         112.6       123.0
Interest-sensitive life insurance        -           .7            -           .2
                                    -------     -------       -------     -------
       Total sales                  $ 211.8     $ 262.2       $ 112.6     $ 123.2
                                    =======     =======       =======     =======

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflected KILICO's current strategy to increase sales of fixed annuities as a result of the current interest rate environment. KILICO's longer term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first half of 1995, compared with the first half of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership.

Included in fees and other income are administrative fees received from KILICO's separate account products of $10.5 million in the first half of 1995, compared with $10.3 million in the first half of 1994. Other income also included surrender charge revenue of $4.8 million in the first half of 1995, compared with $3.5 million in the first half of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $573.4 million in the first half of 1995, compared with $346.5 million in the first half of 1994. Policyholder withdrawals increased during the first half of 1995 reflecting uncertainty regarding KILICO's ownership and rising interest rates late in 1994 and early in 1995. KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second quarter of 1995, together with the benefits of KILICO'S planned association with Zurich, KILICO expects that the level of surrender and withdrawal activity experienced in the first half of 1995 should decrease for the remainder of 1995.

The deferral of insurance acquisition costs was lower in the first half of 1995, compared with the first half of 1994, primarily reflecting lower overall annuity sales. The amortization of insurance acquisition costs increased in the first six months of 1995, compared with the first six months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance acquisition costs as both would be expected to decrease KILICO's projected future estimated gross profits.

Commissions, taxes, licenses and fees increased $0.4 million during the first half of 1995, compared with the first half of 1994, primarily due to an increase in guaranty fund assessments for insolvent life insurance companies.

Operating expenses decreased by $3.2 million, or 24.6 percent, in the first half of 1995, compared with the first half of 1994, primarily as a result of expense control efforts.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through June 30, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of indebtedness, and capital contributions of $342.5 million through June 30, 1995. KILICO's statutory surplus ratio improved to 11.9 percent at June 30, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993,
6.6 percent at December 31, 1992, 6.5 percent at December 31, 1991, and 4.0 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash
(in millions)

                                                 June 30           December 31
                                                   1995                 1994
                                              --------------      --------------
Cash and short-term investments               $  188    3.8%      $  227    4.6%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            2,732   54.8        2,569   52.2
    NAIC(1) Class 2                              736   14.8          760   15.5
  Performing below investment-grade(2)           142    2.8          135    2.8
Equity securities                                  4    0.1           15    0.3
Joint venture mortgage loans(3)(4)               353    7.1          351    7.1
Third-party mortgage loans(3)(4)                 296    5.9          319    6.5
Other real estate-related investments(4)         227    4.5          237    4.8
Other                                            307    6.2          304    6.2
                                              ------  -----       ------  -----
Total(3)                                      $4,985  100.0%      $4,917  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $26.5 million, or 0.5 percent, and $49.9 million, or 1.0 percent, at June 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

(5)  See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                      June 30        December 31
                                                        1995            1994
                                                      -------        -----------
Deferred insurance acquisitions costs                 $  287            $  310
Assets of separate accounts                            1,641             1,508
Total assets                                           7,636             7,537
Life policy benefits, net of ceded reinsurance         4,646             4,844
Net unrealized gain (loss) on investments                 13              (236)
Stockholder's equity                                     685               434

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiary.

Selected financial highlights
(in millions, except per share data)

                                   Six months ended June 30           Three months ended June 30
                                   ------------------------           --------------------------
                                    1995             1994              1995               1994
STATEMENT OF INCOME                -------          -------           -------            -------
Joint venture operating losses     $  (3.8)         $ (21.4)          $   (.1)           $ (10.0)
Investment income and other            5.3              6.8               2.9                3.1
Realized investment loss                -              (4.5)               -                (4.3)
                                   -------          -------           -------            -------
   Total revenue                       1.5            (19.1)              2.8              (11.2)
                                   -------          -------           -------            -------
Operating expenses                     8.0              7.1               4.7                3.7
Interest expense                        .6              1.4                .2                 .7
                                   -------          -------           -------            -------
   Total expenses                      8.6              8.5               4.9                4.4
                                   -------          -------           -------            -------
Loss before income tax benefit        (7.1)           (27.6)             (2.1)             (15.6)

Income tax benefit                    (2.4)            (9.7)              (.7)              (5.5)
                                   -------          -------           -------            -------
   Net loss                        $  (4.7)         $ (17.9)          $  (1.4)           $ (10.1)
                                   =======          =======           =======            =======
Realized investment loss,
   net of tax benefit              $    -           $  (2.9)          $    -             $  (2.8)
                                   =======          =======           =======            =======
Operating loss                     $  (4.7)         $ (15.0)          $  (1.4)           $  (7.3)
                                   =======          =======           =======            =======
Per share:
   Operating loss                  $  (.11)         $  (.35)          $  (.03)           $  (.17)
                                   =======          =======           =======            =======
   Net loss                        $  (.11)         $  (.41)          $  (.03)           $  (.23)
                                   =======          =======           =======            =======

The $17.6 million joint venture operating loss decline in the first six months of 1995 from the level in the year-ago period was primarily due to certain joint venture audit adjustments and also reflected sales and restructurings that were completed with respect to certain joint ventures, reducing the level of operating losses the Company was required to record. Audit adjustments to certain ventures' 1994 operating losses reported to the Company in 1995 included $3.0 million relating to recognizing gains in certain property sales which previously were deferred and $3.9 million relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first six months of 1995.


In the first half of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $6.5 million and was recorded in the second half of 1994.

Investment and other income decreased $1.5 million in the first half of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. While mostly attributable to a decline in real estate assets managed, this decrease was also in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1,

1995. In the first half of 1994, this segment recorded $0.5 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first half of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. In the first six months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs. See "INVESTMENTS-Provisions for real estate-related losses" below.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)

                                                June 30           December 31
                                                  1995               1994
                                                -------           -----------
Cash and short-term investments                   $  8              $  9
Joint venture mortgage loans (1)                    65                61
Third-party mortgage loans (1)                       6                 5
Other real estate-related investments (1)            9                 5
Other                                                6                 4
                                                  ----              ----
    Total invested assets and cash (2)            $ 94              $ 84
                                                  ====              ====
Net deferred federal tax asset                    $ 29              $ 52
Total assets                                       224               234
Long-term debt                                      13                13
Stockholder's equity                               176               181

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

Invested assets and cash
(in millions)

                                                 June 30           December 31
                                                   1995               1994
                                              -------------       -------------
Cash and short-term investments               $  475    8.9%      $  404    7.8%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                            2,732   50.9        2,569   49.6
    NAIC(1) Class 2                              736   13.7          760   14.7
  Performing below investment-grade(2)           147    2.7          139    2.7
Joint venture mortgage loans                     413    7.7          407    7.9
Third-party mortgage loans                       302    5.6          324    6.2
Other real estate-related investments(3)         236    4.4          242    4.7
Policy loans                                     282    5.3          278    5.4
Other                                             45    0.8           56    1.0
                                              ------  -----       ------  -----
Total                                         $5,368  100.0%      $5,179  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $50.4 million, or 0.9 percent, and $80.0 million, or 1.5 percent, at June 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interests in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax effect. The aggregate unrealized appreciation, net of tax, on fixed maturities at June 30, 1995 was $20.4 million, or $0.46 per share, compared with unrealized depreciation of $243.6 million, or $5.45 per share, at December 31, 1994. The Company does not record a net deferred tax benefit for aggregate depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 73.5 percent of the Company's invested assets and cash, compared with 72.1 percent at December 31, 1994. Approximately 69.5 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at June 30, 1995.

Approximately 50 percent of the Company's investment-grade fixed maturities at June 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income for mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities were predominately made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1995, the Company has unamortized discounts and premiums of $18.8 million and $13.2 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 11 issuers at June 30, 1995, totaled less than three percent of cash and invested assets at June 30, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $951.8 million real estate portfolio constituted 17.7 percent of the Company's cash and invested assets at June 30, 1995, compared with $973.3 million, or 18.8 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company or its affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                       June 30, 1995                      December 31, 1994
                               --------------------------------      ------------------------------
                                         Life          Real                    Life         Real
                                         insurance     estate                  insurance    estate
                                Total    segment       segment       Total     segment      segment
                               ------   ----------    ---------      -----     ---------    -------
Investments before reserves,
  write-downs, foreign
  currency translation
  adjustments and net joint
  venture operating losses:
Joint venture mortgage loans   $  424     $  356      $  68          $  454     $  353      $ 101
Third-party mortgage loans        321        314          7             358        353          5
Other real estate-related
    investments                   761        320        441             828        351        477
                               ------     ------      -----          ------     ------      -----
  Subtotal                      1,506        990        516           1,640      1,057        583

Reserves                          (64)       (44)       (20)           (134)       (43)       (91)
Write-downs                      (331)       (60)      (271)           (362)       (97)      (265)
Foreign currency translation
  adjustments                     (22)        -         (22)            (23)        -         (23)
Cumulative net operating losses
  of joint ventures owned        (137)       (15)      (122)           (148)       (15)      (133)
                               ------     ------      -----          ------     ------      -----

Net real estate investments    $  952     $  871      $  81          $  973     $  902      $  71
                               ======     ======      =====          ======     ======      =====

As reflected in the real estate portfolio table on the following page, the Company has continued to fund both existing projects and legal commitments.
The future legal commitments were $341.6 million at June 30, 1995. This amount represented a net decrease of $41.1 million since December 31, 1994, largely due to fundings in the first six months of 1995. As of June 30, 1995, the Company expects to fund approximately $63.9 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding $63.0 million of real estate owned and a $36.1 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $924.9 million at June 30, 1995, after reserves and write-downs. Of this amount, $583.7 million are on accrual status with a weighted average interest rate of 8.0 percent. Of these accrual loans, 56.1 percent have terms requiring current periodic payments of their full contractual interest, 27.2 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 16.7 percent defer all interest to maturity.

The deficit in equity investments in real estate, at June 30, 1995, consisted of $98.4 million of loans to Spanish projects (described below), $44.2 million of unsecured loans to joint ventures treated as equity investments, a $156.7 million deficit in the Company's other equity investments in joint ventures and $22.0 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $3.8 million of foreclosures, $55.4 million of deeds in lieu of foreclosure and $3.8 million of certain purchased properties at June 30, 1995. Real estate owned was net of $84.8 million of write-downs at June 30, 1995.

Real estate portfolio
(in millions)

                                Mortgage loans      Other real estate-related investments
                                ---------------   ------------------------------------------
                                                                         Real
                                Joint     Third               Other      estate  Equity
                                venture   party    Bonds(2)   loans(3)   owned   investments  Total
                                -------  ------   --------    -------    ------  -----------  -----
Balance at December 31, 1994    $407.5   $323.7    $80.0      $149.2     $72.8   $(59.9)     $973.3(1)
Additions (deductions):
Fundings                          20.8      2.4       -          1.0       3.0     20.1        47.3
Interest added to principal        9.8      5.9      0.1         2.3        -        -         18.1
Sales/paydowns/distributions     (22.0)    (6.1)    (0.1)       (5.4)    (12.3)    (2.0)      (47.9)
Maturities                          -        -        -         (0.4)       -        -         (0.4)
Rollovers at maturity:
  Principal                         -        -        -          0.4        -        -          0.4
Operating loss                      -        -        -           -         -      (4.2)       (4.2)
Transfers to real estate owned    (3.6)      -        -           -        3.6       -           -
Realized investment gain (loss)   (7.0)   (14.2)    (6.1)      (47.3)      2.8     18.4       (53.4)
Net transfers                     18.3    (25.4)   (22.2)       37.4        -      (8.1)         -
Other transactions, net          (10.6)    16.1     (0.1)       20.5      (6.9)    (0.4)       18.6
                                ------   ------    -----      ------     -----   ------      ------
Balance at June 30, 1995        $413.2   $302.4    $51.6      $157.7     $63.0   $(36.1)     $951.8(4)
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

(4) Net of $395.9 million reserve and write-downs. Excludes $26.3 million of real estate-related accrued interest.

As reflected in the preceding table, cash received from sales/paydowns/distributions approximated the Company's cash fundings during the first six months of 1995.

Real estate concentrations

Real estate markets have been depressed in recent years in areas where most of the Company's real estate portfolio is located. Approximately one-half of the Company's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

At June 30, 1995, the Company's real estate portfolio also included $98.4 million of loans carried as equity investments in real estate (net of

$119.4 million of cumulative write-downs, $21.8 million of foreign currency translation losses and $22.4 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. Such equity investments in Spain totaled $79.2 million at December 31, 1994, after accounting for net fundings by Company subsidiaries of $27.0 million during 1994. The Spanish projects accounted for $18.4 million of net fundings, $1.0 million of foreign currency translation losses and operating income of $1.8 million during the first six months of 1995 and represented approximately 10.4 percent of the Company's real estate portfolio at June 30, 1995. These investments, which began in the late 1980s, accounted for $13.3 million of the June 30, 1995 off-balance-sheet legal commitments, of which the Company expects to fund approximately $3.8 million.

Undeveloped land, including the Spanish projects, represented approximately
26.1 percent of the Company's real estate portfolio at June 30, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially.

At June 30, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $265.0 million, or 27.8 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflected $19.7 million in fundings during the first half of 1995 and $65.6 million during the same period of 1994. The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $26.3 million in the first six months of 1995. Prime Group-related commitments accounted for $196.4 million of the off-balance-sheet commitments at June 30, 1995, of which the Company expects to fund $24.1 million.

Effective January 1, 1993, Kemper and its subsidiaries, including the Company, formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interest in ventures in which Bedford, the Company, Kemper, Lumbermens and their respective subsidiaries previously shared ownership interests. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first six months of 1995, the Company provided $21.3 million of fundings to the MLP projects, compared with fundings of $16.4 million in the same period of 1994. The Company also received cash from MLP-related sales/paydowns/distributions and refinancings of $23.6 million in the first half of 1995. At June 30, 1995, projects in the MLP accounted for $34.2 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $27.4 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. Of the Company's real estate portfolio at June 30, 1995, approximately $263.9 million, or 27.7 percent, represented loans to and investments in MLP-owned ventures. (See ITEM 5 below.)

Provisions for real estate-related losses

The Company monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. The Company establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because the Company's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first half of 1995, because certain negative carrying values were eliminated due to sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first six months of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries, as equity owners, recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                              Joint venture            Other real
                             and third-party         estate-related
                             mortgage loans            investments               Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------
Balance at 12/31/94         $17.1     $ 39.8        $25.5     $ 51.8          $42.6    $ 91.6
Change in reserve            (8.9)     (36.2)        10.9      (35.1)           2.0     (71.3)
                            -----     ------        -----     ------          -----    ------
Balance at 6/30/95          $ 8.2     $  3.6        $36.4     $ 16.7          $44.6    $ 20.3
                            =====     ======        =====     ======          =====    ======

In addition to the reserve, the Company's provisions for real estate-related losses (on assets held at the respective period end) included cumulative write-downs totaling $330.9 million (life insurance segment, $59.6 million; real estate segment, $271.3 million) at June 30, 1995, and $362.3 million (life insurance segment, $96.6 million; real estate segment, $265.7 million) at December 31, 1994. Reserves decreased in the first six months of 1995 primarily due to sales of real estate-related assets which carried reserves at the time of sale, as well as write-offs of fully reserved loans.

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

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                                June 30, 1995                   December 31, 1994
                                        -----------------------------      ----------------------------
                                        Life        Real                   Life        Real
                                        insurance   estate                 insurance   estate
                                        segment     segment   Total        segment     segment    Total
                                        ---------   -------   -----        ---------   -------    -----
Potential problem loans(1)              $ 59.4      $  0.4    $ 59.8        $ 57.9     $  0.2    $ 58.1
Past due loans(2)                          4.7          -        4.7            -          -         -
Nonaccrual loans(3)                      259.0       148.0     407.0         274.6      199.3     473.9
Restructured loans(4)
  (currently performing)                  45.4         0.7      46.1          50.5        0.8      51.3
Real estate owned(5)                      49.8        13.2      63.0          57.3       15.4      72.7
                                        ------      ------    ------        ------     ------    ------
      Total(6)(7)                       $418.3      $162.3    $580.6        $440.3     $215.7    $656.0
                                        ======      ======    ======        ======     ======    ======

(1) These are real estate-related investments where the Company, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which the Company anticipates may go into nonaccrual, past due or restructured status.

(2)  Interest more than 90 days past due but not on nonaccrual status.

(3) The Company does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. The 1995 decrease in nonaccrual loans primarily reflected sales and foreclosures as well as write-offs of certain fully reserved loans.

(4) The Company defines a "restructuring" of debt as an event whereby the Company, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between the Company and debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that the Company, at its option, may extend (roll over).

(5) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $84.8 million and $115.8 million at June 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.

(6) Total reserves and cumulative write-downs on properties owned at June 30, 1995 (excluding fair value adjustments to real estate owned) were 53.6 percent of total troubled real estate-related investments and 24.6 percent of the Company's total real estate portfolio before reserves and write-downs.

(7) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate because the negative carrying value of equity investments would reduce the total. The Company's equity investments also involve real estate risks. See "Real estate concentrations" above.

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

Investment income from invested assets

The following table (respecting the Company's entire investment portfolio) shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(dollars in millions)

                               Six months ended June 30      Three months ended June 30
                               ------------------------      --------------------------
                                1995              1994        1995                1994
                               ------            ------      ------              ------
Life insurance                 $179.2            $165.8       $89.0               $83.5
Real estate                      (2.2)            (18.9)        0.8                (8.8)
Other and eliminations            3.3               2.9         1.7                 1.5
                               ------            ------       -----               -----
    Total from invested assets  180.3             149.8        91.5                76.2
Asset management                  6.4               3.6         2.8                 1.9
                               ------            ------       -----               -----
                               $186.7            $153.4       $94.3               $78.1
                               ======            ======       =====               =====
Investment yields:
    Life insurance               7.24%             6.35%       7.19%               6.54%
                               ======            ======       =====               =====
    Consolidated                 7.08%             5.70%       7.11%               5.91%
                               ======            ======       =====               =====

Included in pre-tax net investment income is the Company's share of the operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $4.2 million and $22.0 million for the six months ended June 30, 1995 and 1994, respectively. These pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax on nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)

                                     Six months ended June 30      Three months ended June 30
                                     ------------------------      ---------------------------
                                         1995        1994                1995        1994
                                        -----       -----               -----       -----
Real estate-related investments:
  Life insurance segment                $ 9.9       $18.0                $4.7        $8.9
  Real estate segment                     1.5        (0.5)                1.0         0.5
                                        -----       -----                ----        ----
     Total                              $11.4       $17.5                $5.7        $9.4
                                        =====       =====                ====        ====

Basis points:
  Life insurance segment                   40          69                  38          70
                                        =====       =====                ====        ====
  Consolidated                             45          67                  45          74
                                        =====       =====                ====        ====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at June 30, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

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

Realized investment results

Reflected in the Company's results from continuing operations are after-tax realized investment losses of $30.5 million for the first six months of 1995, compared with $6.4 million for the first six months of 1994. The life insurance segment reported real estate-related losses of $34.7 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below) and $11.8 million for the first six months ended June 30, 1995 and 1994, respectively, offset by other realized investment gains of $4.4 million and $8.5 million for the six months ended June 30, 1995 and 1994, respectively, primarily from the sales of fixed maturity investments in 1995 and common stocks in 1994. In the first six months of 1995, the asset management segment reported net realized investment gains of $0.1 million.

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

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during 1994 and once during the first quarter of 1995. Interest rates have subsequently declined through the remainder of the first six month of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with competitors' higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within KILICO by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of June 30, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the first six months of 1995, KILICO's capital resources were positively impacted from elimination of its unrealized loss position on its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, KFC regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions, subject in any event to the terms of the Merger Agreement. Since KFC is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management or securities brokerage subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary).

KFC receives from its subsidiaries dividends and interest on loans. Distributions to KFC from its subsidiaries are restricted by various regulatory limitations. KFC has used its cash resources and its line of credit from Kemper for dividends to stockholders, corporate interest and other holding company expenses, additional investments in subsidiaries and, in earlier periods, purchases of real estate-related assets from KILICO. In the first quarter of 1995, the Company purchased $3.6 million of certain real estate-related investments from KILICO. In 1994, the Company purchased $154.0 million of such real estate-related investments from KILICO and contributed $82.5 million to KILICO's capital. The Company's purchases of such investments from KILICO were consummated at the carrying values of such investments at the dates of the purchases.

Consolidated

KFC and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management, life insurance and securities brokerage companies. The major ongoing sources of liquidity with respect to the Company's continuing operations are asset management fees, borrowings from Kemper, deposits for fixed annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

In the life insurance segment, policyholder deposits increased to $125.1 million during the first six months of 1995 from $115.5 million for the first six months of 1994. Policyholder withdrawals increased to $441.6 million during the first six months of 1995 from $302.4 million for the first six months of 1994, primarily due to increased competition, uncertainty with respect to the Company's ownership and rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than competitors' new money crediting rates. KILICO's late 1994 increases in crediting rates are designed to maintain or increase policyholder deposits and reduce withdrawals.

Insurance company ratings

Ratings have become an increasingly important factor in establishing KILICO's competitive position. Rating organizations continue to review the financial performance and condition of all life insurers and their investment portfolios, including those of KILICO. Any reductions in KILICO's claims-paying ability or financial strength ratings could result in its products becoming less attractive to consumers. Any reductions in Kemper's senior debt ratings could adversely impact Kemper's financial flexibility by limiting Kemper's access to capital or increasing its cost of borrowings.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Subject to certain limitations under the Merger Agreement, such circumstances could accelerate or increase the real estate subsidiaries purchases of real estate-related assets from KILICO to further support its statutory capital position.

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell Kemper, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of Kemper, which S&P had placed under "CreditWatch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "CreditWatch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of Kemper and Baa1 insurance financial strength ratings of Kemper's life insurance subsidiaries, including KILICO, to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised Kemper that it did not revise its A- senior debt rating of Kemper, AA-claims paying ability rating of Federal Kemper Life Assurance Company (Kemper's other life insurance subsidiary) ("FKLA") and A+ claims paying ability rating of KILICO from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A- ratings of Kemper's life insurance subsidiaries, including KILICO, remain "under review with developing implications."

On July 26, 1995, KILICO and FKLA were notified by S&P that they have been assigned a claims-paying ability rating of Aq "Good."

Notes payable

All of the Company's $1,112.1 million of notes payable at June 30, 1995 consisted of KFC's borrowings from Kemper, compared with $1,091.0 million of such borrowings at December 31, 1994, when notes payable totaled

$1,095.1 million. These borrowings are drawn against a line of credit totaling $1.2 billion at June 30, 1995, extended to KFC by Kemper. KFC intends to repay much of the outstanding balance under the Kemper line of credit with the proceeds from the planned sale of KFS to Zurich and the planned divestiture of the securities brokerage operations. The interest rate on the Kemper line of credit is equal to the corporate base rate announced from time to time by The First National Bank of Chicago (the "Bank").

The other portion of notes payable consisted of short-term notes payable totaling $4.2 million at December 31, 1994.

Convertible debentures

Obligations under the convertible debentures of KFC decreased to $26.7 million at June 30, 1995 from $33.1 million at December 31, 1994 as a result of maturities and of debentures becoming subject to mandatory redemption due to terminations of employment. "Other accounts payable and liabilities" on the Company's consolidated balance sheet included KFC's obligation of $2.5 million to holders of debentures whose employment with the Company terminated during the first half of 1995. Approximately $3.6 million of additional debentures are scheduled to mature later in 1995. The Company anticipates that as each additional series of debentures matures, its cash needs would increase, and that internal and external sources of capital will be used to fund the maturities.

Interest on the convertible debentures is payable quarterly at a fluctuating rate per annum equal to (i) 1/8 percent over the corporate base rate announced from time to time by the Bank for Series D-E, I-J, N-O and R-T, (ii) the corporate base rate for Series V-Y, and (iii) 0.7 percent over the Eurodollar base rate announced from time to time by the Bank for Series AA-EE. This interest totaled $1.5 million in the first six months of 1995, compared with $1.7 million for the same period of 1994.

At its option, KFC may call the debentures in connection with a public offering of its common stock or at any time on or after the fifth anniversary of the date the debentures are issued. If employment with KFC and its subsidiaries of an employee to whom debentures initially are issued terminates or an employee holder becomes subject to certain insolvency or bankruptcy events, his or her then-outstanding debentures become subject to mandatory redemption. All of the debentures are presently subject to KFC's right to call. All of the outstanding debentures will become subject to mandatory redemption as a result of closing the planned divestiture of the Company's securities brokerage operations and the planned sale of KFS and its subsidiaries to Zurich.

Redeemable securities

KFC's redeemable securities consist of Class B common stock and are included in the consolidated balance sheet line item "Other accounts payable and liabilities." All of the Class B common stock will become subject to mandatory redemption as a result of closing the planned divestiture of the Company's securities brokerage operations and the planned sale of KFS and its subsidiaries to Zurich.

At June 30, 1995, there were 5,831 shares of Class B common stock outstanding, and no elections to sell shares to KFC were made in 1995. Shares of Class B common stock which are outstanding and not subject to mandatory redemption receive dividends equally with those declared and paid on KFC's Class A common stock, all presently held by Kemper.

Common stock dividends

No common stock dividends were declared in the first half of 1995 or in 1994. While KFC's board of directors does not presently intend to declare quarterly cash dividends on the common stock in 1995 (subject to the provisions of the Merger Agreement), future declarations, if any, of such dividends will depend upon, among other factors, the earnings of the Company, its financial condition, its capital requirements and general business conditions.

Stockholders' equity

Stockholders' equity totaled $317.3 million at June 30, 1995, compared with $134.4 million at December 31, 1994. The first-half 1995 increase reflected a $251.3 million benefit in the unrealized position of the Company's investments, primarily fixed maturities of KILICO, due to declining interest rates. Stockholders' equity at June 30, 1995 also reflected a net loss of $72.5 million during the first six months.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

During the second quarter of 1995, the previously reported investigation by the Securities and Exchange Commission into Kemper's real estate-related accounting practices and related disclosures was resolved with an administrative proceeding in which Kemper consented to the issuance of an order. See the section captioned "Legal Proceedings" in the Company's current report on Form 8-K dated June 6, 1995, filed July 17, 1995 (the "June 6 Form 8-K") which is incorporated herein by reference.

ITEM 5.   Other Information

On May 15, 1995, Kemper, Zurich, Insurance Partners, L.P., Insurance
Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners," and together with Zurich, the "Investor Group") and ZIP Acquisition Corp. entered into the Merger Agreement pursuant to which Kemper would be acquired in a merger transaction. The Merger Agreement, the related merger agreement pursuant to which Zurich would acquire KFS, and the Lumbermens Agreement (defined in ITEM 5 below) were filed as exhibits nos. 2.1, 2.2 and 2.3, respectively, to the Company's Current Report on Form 8-K dated May 15, 1995, filed May 23, 1995 (the "May 15 Form 8-K"), and are incorporated herein by reference.

Real Estate Asset Sales

In compliance with the Merger Agreement, Kemper has been using diligent efforts to enter into agreements to sell, and to cause its subsidiaries to enter into agreements to sell, various real estate assets, including certain mortgage and other loans, real estate owned and equity interests in real estate. Pursuant to Section 4.6(a) of the Merger Agreement, Kemper has the right to require that any binding sale agreement with a third party include a condition that Kemper shall not be obligated to consummate such real estate asset sale unless either the Merger (as defined in the Merger Agreement) is consummated or the Preliminary Closing Conditions (as defined in the Merger Agreement) are satisfied or waived.

Since May 15, 1995, however, with respect to certain selected real estate assets, Kemper and the Company have entered into sale agreements without the above-described condition, or Kemper and the Company have otherwise determined that they are willing to enter into such sales contracts. A major consequence of Kemper's and the Company's unconditional intent to sell such assets under current real estate market conditions is the Company's recording of additions to its provisions for real estate-related losses (reserves and write-downs) to mark the subject assets down to the estimated or actual sales contract prices (less estimated sales expenses). Such prices in several instances differed significantly from the Company's carrying values as determined pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Primarily due to these differences, the Company's additions to reserves and write-downs in the second quarter of 1995 resulted in after-tax, real estate-related, realized investment losses of approximately $34.7 million, all recorded in the life insurance segment.

Although Kemper and the Company would not have intended to sell all of such real estate assets at such prices in the absence of the Merger Agreement, Kemper and the Company determined to proceed with the sales with respect to selected assets without the above-described condition in order to facilitate their sales and the Merger. If Kemper and the Company determine to enter into other real estate sales contracts without including therein the above-described condition, then further additions to the Company's provisions for real estate-related losses may be necessary.

Kemper has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which certain real estate assets held by the Company would be sold at a price substantially less than their June 30, 1995 carrying value of approximately $407.2 million, and a letter agreement with Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured. The Lumbermens Agreement was filed as exhibit no.
2.3 to the May 15 Form 8-K and is incorporated herein by reference.

Also in the Merger Agreement, Kemper agreed to various covenants relating to conduct of business prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular the Spanish developments. See "Management's Discussion and Analysis - INVESTMENTS
- Real estate concentrations" above. Because the values of development projects depend in part on Kemper's and the Company's plans with respect thereto, and because the Investors Group's consent is necessary at the present time for implementing such plans, there can be no assurance that Kemper's and the Company's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, the Company would record further additions to its provisions for real estate-related losses.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number

2.1 Agreement and Plan of Merger dated May 15, 1995 between Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., ZIP Acquisition Corp. and Kemper
     Corporation. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

2.2 Agreement and Plan of Merger dated May 15, 1995 between Zurich Insurance Company, KFS Acquisition Corp., Kemper Financial
     Services, Inc., Kemper Financial Companies, Inc. and Kemper
     Corporation. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

2.3 Letter Agreement dated May 15, 1995 between Zurich Insurance Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., Lumbermens Mutual Casualty Company, Kemper Corporation and Kemper Financial Services, Inc. Incorporated herein by reference to the identically numbered exhibit to the May 15 Form 8-K.

10.1 Amendment No. 2, dated as of July 7, 1995, to the Letter of Credit Agreement, dated as of January 26, 1995, among Kemper Asset Holdings, Inc., the banks party thereto and The Bank of New York as administrative agent and issuing bank. Incorporated herein by reference to the identically numbered exhibit to the June 6 Form 8-K.

10.2 Amended Restated Note Proceeds Transfer Agreement dated as of
     July 7, 1995 among Kemper Asset Holdings, Inc., certain
     Massachusetts business trusts and Kemper Corporation as guarantor. Incorporated herein by reference to the identically numbered exhibit to the June 6 Form 8-K.

27   Financial data schedule is filed electronically herewith.

(b)  REPORTS ON FORM 8-K.

     During the three months ended June 30, 1995, the Company filed two current reports on Form 8-K. Filed on April 12, 1995 and dated
     April 3, 1995, this Form 8-K reported, under Item 5 thereof, the Company's announcement of its plan to divest its securities brokerage operations and an agreement in principle pursuant to which Kemper would be acquired in a merger transaction, as well as certain changes in the credit ratings of Kemper and its life insurance subsidiaries, including KILICO. During the second quarter of 1995, the Company also filed the May 15 Form 8-K which reported, under Item 5 thereof, the execution of the Merger Agreement.

     In the third quarter of 1995 through the date of the filing of this

     Form 10-Q, the Company filed one current report on Form 8-K. The June 6 Form 8-K reported, under Item 5 thereof, (A) certain legal proceedings,
     (B) the Company's sale of 2,986,111 shares of common stock of State Street Boston Corporation, (C) an update on the Company's Orange County-related letter of credit arrangements, and (D) certain real estate asset sales.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER FINANCIAL COMPANIES, INC.
                               (Registrant)



Date:  August 14, 1995

                              /s/ J. H. FITZPATRICK
                              ---------------------------------
                              J. H. Fitzpatrick
                              Executive Vice President and
                              Chief Financial Officer



Date:  August 14, 1995

                              /s/ J. R. SITAR
                              ---------------------------------
                              J. R. Sitar
                              Senior Vice President and
                              Chief Accounting Officer