Form 10-K/A
period 1994-12-31
KEMPER FINANCIAL COMPANIES INC
filed 1995-09-28
CIK 799367

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K

      (Mark One)

      X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1994.

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

                       Commission file number 0-15253.

                       KEMPER FINANCIAL COMPANIES, INC.
              (Exact name of registrant as specified in charter)


               DELAWARE                               36-3451068
               --------                               ----------
        (State of Incorporation)                    (I.R.S. Employer
                                                 Identification Number)

              ONE KEMPER DRIVE                          60049
             LONG GROVE, ILLINOIS                       -----
             --------------------                     (Zip Code)
   (Address of Principal Executive Offices)

         Registrant's telephone number, including area code:  (708) 320-4700

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

               Class A Common Stock, par value, $.10 per share
               Class B Common Stock, par value, $.10 per share

             Floating Rate Convertible Subordinated Debentures,
       Series D, Series E, Series I, Series J, Series N, Series O, Series R through T, and Series AA through EE, maturing serially from November 30,
                             1995 to May 9, 2000

                             (Titles of Classes)

               KEMPER FINANCIAL COMPANIES, INC. (THE "COMPANY")
                                 FORM 10-K/A
                     AMENDMENT NO. 1 (THIS "FORM 10-K/A")
                               TO THE COMPANY'S
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                            (THE "1994 FORM 10-K")


The Company hereby amends Item 14(a)(1) "Financial Statements" in PART
IV at page 66 of the 1994 Form 10-K by (i) including therein, pursuant to Rule 3-09 of Regulation S-X, the consolidated financial statements of KLMLP, L.P. (the "MLP") for the years ended December 31, 1994 and 1993, which financial statements are included on the following pages of this Form 10-K/A, and (ii) adding to Item 14(a)(1) the following sentence as a new second sentence introducing the inclusion of the aforesaid financial statements: "In addition to the Company's consolidated financial statements filed as part of this Annual Report on Form 10-K, the following consolidated financial statements of the MLP are filed herewith:".

The Company hereby also amends the Index to Exhibits included at page
74 of the 1994 Form 10-K by including therein, as a new exhibit (no. 23.1) the consent of KPMG Peat Marwick LLP, the MLP's (and the Company's) independent auditors, which consent is included as exhibit no. 23.1 to this Form 10-K/A.

                          KLMLP, L.P. AND SUBSIDIARIES

                       Consolidated Financial Statements

                     Years ended December 31, 1994 and 1993

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
Kemper Real Estate Management Company:

We have audited the accompanying consolidated balance sheets of KLMLP, L.P. and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, owners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management and Kemper Real Estate Management Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KLMLP, L.P. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 12 to the financial statements, Kemper Corporation has entered into a definitive agreement to be acquired. If the proposed acquisition is consummated, the continued operations of the Company will depend upon the intent of the new owners and the outcome of negotiations between the Company's partners to dissolve the Company. The ultimate outcome of these matters and the effect on the Company's consolidated financial statements are not presently determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                   KPMG Peat Marwick LLP


May 19, 1995

                          KLMLP, L.P. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1994 and 1993
                             (Thousands of Dollars)


                      Assets                                                  1994                 1993
                      ------                                                  ----                 ----
Cash and cash equivalents                                                  $   33,606               26,934

Receivables:
    Notes receivable, net                                                      26,665               31,664
    Accounts receivable                                                         8,327                6,613
    Allowance for doubtful receivables                                         (3,222)              (4,015)
    Receivable from Bedford, net                                                   --               38,640
    Due from affiliates                                                         2,428                   --
                                                                           ----------            ---------
                                                                               34,198               72,902
                                                                           ----------            ---------
Real estate:
    Properties held for sale and investment, net                              364,822              468,756
    Operating properties, net                                                 461,245              665,998
                                                                           ----------            ---------
                                                                              826,067            1,134,754
                                                                           ----------            ---------
Other assets                                                                   30,845               33,721
Minority interest                                                              10,914               12,894
                                                                           ----------            ---------
                                                                           $  935,630            1,281,205
                                                                           ==========            =========
          Liabilities and Owners' Deficit
          -------------------------------
Accounts payable                                                           $    7,801                8,327
Due to affiliates                                                                  --                  895
Accrued liabilities:
    Interest                                                                  110,737              116,756
    Development costs                                                          22,041               19,614
    Property taxes                                                              3,176                  555
    Payroll                                                                        --                   19
    Other                                                                       6,410                6,179
                                                                           ----------            ---------
                                                                              142,364              143,123
                                                                           ----------            ---------
Notes and mortgages payable                                                 1,532,458            1,724,664
Deferred income and security deposits                                           8,556               10,034
                                                                           ----------            ---------
             Total liabilities                                              1,691,179            1,887,043
                                                                           ----------            ---------
Owners' deficit:
    Partners' capital (deficit)                                              (252,786)            (252,766)
    Accumulated deficit                                                      (502,763)            (353,072)
                                                                           ----------            ---------
             Total owners' deficit                                           (755,549)            (605,838)
                                                                           ----------            ---------
                                                                           $  935,630            1,281,205
                                                                           ==========            =========





See accompanying notes to consolidated financial statements.

                          KLMLP, L.P. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended December 31, 1994 and 1993
                             (Thousands of Dollars)


                                                                              1994                 1993
                                                                              ----                 ----
Real estate operations:
    Sales                                                                   $ 317,666              171,383
    Cost of sales                                                            (295,103)            (163,609)
    Closing costs                                                             (10,523)              (4,500)
                                                                            ---------              -------
             Real estate margin                                                12,040                3,274
                                                                            ---------              -------
Business operations:
    Revenues                                                                   86,087               83,370
    Cost of operations                                                        (31,753)             (29,228)
                                                                            ---------              -------
             Business operations margin                                        54,334               54,142
                                                                            ---------              -------
Other income:
    Interest                                                                    2,575               29,622
    Recognition (deferral) of income                                           (2,354)               6,316
    Other business operations                                                   2,121                1,646
    Other                                                                       1,346                   --
                                                                            ---------              -------
             Total other income                                                 3,688               37,584
                                                                            ---------              -------
Other costs and expenses:
    Interest, net of amounts capitalized                                     (101,166)            (145,574)
    Property taxes, real estate held for sale
         and investment                                                       (10,615)              (7,075)
    General and administrative                                                (21,797)             (21,310)
    Depreciation and amortization                                             (27,043)             (27,565)
    Minority interest in losses of subsidiaries                                (1,358)              30,025
    Write-off of receivable from Bedford                                         (811)            (220,049)
    Reversal (provision) for losses:
         Receivable from Bedford                                                   --               63,654
         Real estate lower of cost or market                                 (111,027)            (121,891)
         Notes receivable and other                                              (677)              (2,960)
    Other                                                                          --                 (575)
                                                                              -------             --------
             Total other costs and expenses                                  (274,494)            (453,320)
                                                                            ---------             --------
             Loss before income taxes and extraordinary item                 (204,432)            (358,320)
Income tax benefit                                                                (27)                  26
                                                                            ---------             --------
             Loss before extraordinary item                                  (204,459)            (358,294)
Extraordinary item--gain on extinguishment of debt from
    foreclosure by related party                                               52,958                5,222
Extraordinary item--gain on extinguishment of third party debt                  1,794                   --
                                                                            ---------             --------
             Net loss                                                       $(149,707)            (353,072)
                                                                            =========             ========





See accompanying notes to consolidated financial statements.

                          KLMLP, L.P. AND SUBSIDIARIES

                   Consolidated Statements of Owners' Deficit

                     Years ended December 31, 1994 and 1993
                             (Thousands of Dollars)



                                                         Partners'           Accu-                Total
                                                          capital           mulated              owners'
                                                         (deficit)          deficit              deficit
                                                         ---------          -------              -------

Contribution of investments in subsidiaries            $ (252,766)                 --             (252,766)

Net loss                                                       --            (353,072)            (353,072)
                                                       ----------           ---------             --------

Balances, December 31, 1993                              (252,766)           (353,072)            (605,838)

Net loss                                                       --            (149,707)            (149,707)

Assumption of Bedford's equity                                 --                  16                   16

Other                                                         (20)                 --                  (20)
                                                       ----------           ---------             --------

Balances, December 31, 1994                            $ (252,786)           (502,763)            (755,549)
                                                       ==========           =========             ========





See accompanying notes to consolidated financial statements.

                          KLMLP, L.P. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1994 and 1993
                             (Thousands of Dollars)



                                                                              1994                 1993
                                                                              ----                 ----
Cash flows from operating activities:
    Net loss                                                              $  (149,707)            (353,072)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Cost of sales                                                        234,140              163,609
         Development costs on real estate held for sale                       (69,740)             (56,649)
         Assessment debt assumed on sales                                      (6,531)              (4,979)
         Minority interest in losses of subsidiaries                            1,358              (30,025)
         Notes taken back on sales                                             (5,096)              (1,588)
         Notes receivable                                                        (980)                (198)
         Collection of notes receivable                                         5,710               15,211
         Amortization of discount on notes receivable                            (192)                (239)
         Accrued interest, net of amount capitalized                           50,714               58,263
         Loss from property sales                                               2,926                   --
         Depreciation and amortization                                         27,043               27,565
         Provisions for possible losses                                       111,704              124,851
         Gain on extinguishment of debt from foreclosure by
             related party                                                    (52,958)                  --
         Gain on extinguishment of third party debt                            (1,794)              (5,222)
         Forgiveness of Bedford debt obligation                                (2,200)                  --
         Reversal of provision for receivable from Bedford                         --              (63,654)
         Write-off of receivable from Bedford                                     811              220,049
         Changes in operating assets and liabilities:
             Accounts receivable                                               (1,944)                 320
             Closing costs and impounds                                            --               (9,853)
             Other assets                                                      (4,062)              (5,947)
             Accounts payable and accrued liabilities                          (1,604)               1,266
             Deferred income and security deposits                              1,159              (10,420)
                                                                              -------               ------

                 Net cash provided by operating activities                    138,757               69,288
                                                                              -------               ------

Cash flows from investing activities:
    Due from affiliates                                                         3,587               (1,392)
    Net proceeds from property sales                                           11,277                   --
    Accrued interest on receivable from Bedford                                    --              (22,824)
    Paydowns of receivable from Bedford                                        11,992                1,706
    Investment in partnerships                                                  1,460                   --
    Acquisition of real estate                                                     --               (4,259)
    Development costs on operating properties and properties held
         for investment                                                       (10,460)             (24,533)
                                                                              -------              -------

                 Net cash provided by (used in) investing activities           17,856              (51,302)
                                                                              -------              -------





See accompanying notes to consolidated financial statements.

                          KLMLP, L.P. AND SUBSIDIARIES

                     Years ended December 31, 1994 and 1993
                             (Thousands of Dollars)


                                                                              1994                 1993
                                                                              ----                 ----
Cash flows from financing activities:
    Revolving credit borrowings                                             $   2,000               19,950
    Revolving credit payments                                                 (42,865)             (53,151)
    Kemper and Lumbermens borrowings                                           90,640              339,114
    Kemper and Lumbermens payments                                           (159,130)            (417,895)
    CBA Mortgage Corp. borrowings                                                  --              187,150
    Prudential borrowings                                                          --               64,000
    Other mortgage and debt borrowings                                         24,483               11,525
    Mortgage and other debt payments                                          (65,069)            (150,320)
                                                                            ---------             --------
                 Net cash provided by (used in) financing activities         (149,941)                 373
                                                                            ---------             --------
Net increase in cash and cash equivalents                                       6,672               18,359
Cash and cash equivalents, beginning of year                                   26,934                8,575
                                                                            ---------             --------
Cash and cash equivalents, end of year                                      $  33,606               26,934
                                                                            =========             ========
Supplemental disclosure of noncash investing and financing
  activities:
    Foreclosures on real estate held as collateral for notes receivable     $  (5,975)             (17,052)
                                                                            =========             ========
    Notes receivable foreclosed                                             $   5,975               17,052
                                                                            =========             ========
    Assessment bonds issued on real estate held for sale                    $      --              (24,402)
                                                                            =========             ========
    Assessment bonds issued on operating properties and properties
      held for investment                                                   $      --               (1,246)
                                                                            =========             ========
    Acquisition of property and ownership interest from Bedford
      and affiliated entities                                               $ (78,032)              20,931
                                                                            =========             ========
    Assumption of debt related to acquisition of property and
      ownership interests from Bedford and affiliated entities              $  82,574              (27,397)
                                                                            =========             ========
    Accrued interest added to principal                                     $  33,022               61,204
                                                                            =========             ========
    Extinguishment of debt from foreclosure by lender                       $ 121,304                   --
                                                                            =========             ========
    Deed in lieu of foreclosure on real estate by lender                    $  34,302               17,717
                                                                            =========             ========
    CBA Mortgage Corp. debt assumed on sales                                $  45,400                   --
                                                                            =========             ========
    Assessment debt assumed on sales                                        $     183                   --
                                                                            =========             ========
    Tenant security deposits and other liabilities assumed on sales         $     902                   --
                                                                            =========             ========
    Mortgage and other costs assumed on sales                               $     275                   --
                                                                            =========             ========
Supplemental disclosure of cash flow information:
    Interest expense paid in cash, net of amounts capitalized               $  52,812               83,759
                                                                            =========             ========





See accompanying notes to consolidated financial statements.

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1994 and 1993
                             (Thousands of Dollars)


(1)   Summary of Significant Accounting Policies

      (a)   Basis of Presentation

            Kemper Corporation subsidiaries (Kemper) and Lumbermens Mutual Casualty Company subsidiaries (Lumbermens) owned interests in various joint ventures (the Joint Ventures) and Kemper/Lumbermens Properties, Inc. (KLPI). On July 15, 1993, Kemper and Lumbermens formed KLMLP, L.P., a limited partnership (KLMLP or the Company), by transferring to KLMLP their ownership interests in the Joint Ventures and KLPI, except for a minor ownership percentage retained in order to prevent tax termination of the partnerships.

            At December 31, 1993, KLMLP owned 50% of KLPI and interests ranging from 20% to 49.9% in the Joint Ventures. Peter B. Bedford and affiliates (Bedford) also owned 50% of KLPI and interest ranging from 25% to 50% in the Joint Ventures. As further explained in
            Note 4, on January 27, 1994, Bedford transferred ownership interests in the Joint Ventures, KLPI and certain wholly owned entities to KLMLP under the terms of a Settlement and Discharge Agreement. Fidelity Life Association (FLA) holds a minority interest in several Joint Ventures. At December 31, 1994 and 1993 and during the years then ended, KLPI and the Joint Ventures were controlled by KLMLP and are therefore reported as consolidated subsidiaries.

            For purposes of these consolidated financial statements, the formation of KLMLP and the contribution of the ownership interests is considered to have been effective January 1, 1993. The consolidated financial statements include the operations of KLPI and the Joint Ventures for the years ended December 31, 1994 and 1993.

            Minority interests in deficits of corporate subsidiaries are charged against the majority interest. Minority interest in deficits of partnership Joint Ventures are recorded to the extent they are considered recoverable. The minority interest included in the consolidated balance sheet relates to the ownership interests held by FLA, Kemper and Lumbermens, and other third-party investors.

            All dollar amounts in these notes are in thousands unless the context indicates otherwise.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (1)   Summary of Significant Accounting Policies, Continued

       (b)  Principles of Consolidation

       The accompanying consolidated financial statements of KLMLP include the accounts of KLPI and its wholly owned subsidiaries as follows:

          KRDC, Inc. and Subsidiaries (KRDC):
            OakAmCo, Inc.
            Kacor Trust Deed
            First Kaiser Center Partners (50% owned by KRDC and 50% owned by
              Kacor Trust Deed)
            Rancho and Industrial Properties Brokerage, Inc.
          Hawaii Kai Development Company and Subsidiary (HKDC)
          Mesa Homes and Subsidiary
          Pacific Homes, Inc.
          Ardenwood Financial Corporation
          Camelot Financial Corporation
          Margarita Village Retirement Community, Inc.
          Palomar Triad, Inc.
          One Corporate Centre, Inc.
          Two Corporate Centre, Inc.
          Crow Canyon, Inc.
             Crow Canyon Properties I (49% owned by Crow Canyon, Inc.)
              Crow Canyon Properties II (5% owned by Crow Canyon Properties I) Sutter Street, Inc.
          Pine/Battery Properties, Inc.
          Rancho Regional Shopping Center, Inc.
          Kacor Gateway, Inc.
          Seattle Gateway, Inc.
          Kaiser Gateway Associates (wholly owned by Kacor Gateway, Inc. and
              Seattle Gateway, Inc.)
          Time D.C., Inc.
          Rancho California, Inc.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (1)   Summary of Significant Accounting Policies, Continued

       The consolidated financial statements also include the accounts of the Joint Ventures and wholly owned entities which are as follows:


                     Bedford Properties #2*               Rowland 101 Properties              Crow Canyon Properties II
                     Benicia Properties*                  West Gude I Properties              Tempe Tech Properties II
                     Cody Street Properties*              Park Len D Properties               Lafayette Terrace Properties
                     Contra Costa Diablo Industrial       Denver Properties                   Brightseat Road Properties
                       Properties*                        Hohokam Properties                  Harbor Bay Shopping Center
                     Crow Canyon Properties               Inter-State Properties              Kailua Associates, Inc.
                     Depot Industrial Properties*         Dry Creek Properties                Canyon Park Properties
                     Diablo Properties                    Tustin Business Park                Park Len C Properties
                     Concord North Properties             Omni Properties                     Oklahoma City Properties
                     47th Avenue Industrial               Tobin East Properties               Stanley Building
                       Properties                         Bedford Spectrum 3 Properties       Union I Properties
                     Hayward BART Properties              Arbor Hills                         Trinity Court Properties
                     Holly Farm Properties*               Riverside Apartments                Tulsa Properties
                     Parkpoint Properties                 Stockton Properties                 Willow Pass Properties
                     Hesperian Boulevard Properties*      Cranbury Properties                 Pringle Building
                     Lafayette Office Properties          Delta Wetlands Properties           Mason II Properties
                     Lafayette BART Properties            Jamboree Plaza Properties           Mason XIX Properties
                     Lafayette Rental Properties          Keene Ranch Properties              Park Royale
                     Mason Industrial Park                Microdry Properties                 Trinity V Properties
                     Memory Gardens, Inc.                 Moreno Valley Properties            Ridgeview Properties
                     Napa Industrial Properties           Pearl Plantation Properties         Lafayette Hills, Inc.
                     Park Len Properties                  Red Hill Properties                 Montgomery Gallery
                     Portland Airport Industrial          Redmond BA Properties               Tourelle Corporation
                       Properties*                        Scott Road Properties               Wellesley Court
                     Southridge Properties                Seagate Properties                  Parkstreet Properties
                     Rincon Industrial Properties*        Bedford Spectrum Properties         Concord Aviation
                     Stone Road Properties                Woodview Properties                 Rancho California
                     Walnut Creek Properties*             Brannan Street Properties
                     West Gude Properties                 Columbia Pointe II
                     Pozas Properties                     Contra Costa Diablo Industrial
                     Sierra Trinity Properties               Properties II*
                     Richard Avenue Properties            Concord North Properties II
                                                          Mason Industrial Park II

                     *FLA ownership ranges from 16.67% to 30.00%.


All significant intercompany balances and transactions have been eliminated in consolidation.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (1)   Summary of Significant Accounting Policies, Continued

       (c)   Cash and Cash Equivalents

             Cash and cash equivalents include highly liquid investments with initial maturities of three months or less. As of December 31, 1994 and 1993, cash and cash equivalents totaling $16,687 and $15,113, respectively, are restricted under CBA Mortgage Corp. debt agreements.

       (d)   Notes Receivable

             Notes receivable are discounted to yield interest rates comparable to market rates at the time the receivable originates. Discounts are amortized over the life of the receivable using the effective interest method.

       (e)   Real Estate

             Properties held for sale and investment are stated at cost, including capitalized interest and real estate taxes, but not in excess of management's estimate of net realizable value. Net realizable value is the estimated selling price less costs to complete development and sell in the ordinary course of business. The lower of cost or market reserve is reviewed annually and adjusted accordingly. Real estate costs are allocated to individual parcels within a project and charged to cost of sales on a basis approximating the relative market value method.

             Operating properties are stated at cost less accumulated depreciation and, if appropriate, provision for value impairment. Depreciation is computed principally by the straight-line method over an estimated useful life of 35 years for buildings. Tenant improvements are depreciated over the term of the lease. Expenditures for repairs and maintenance are charged to cost of operations when incurred. A provision for value impairment is provided if estimated undiscounted future operating cash flow over a long-term holding period plus estimated undiscounted disposition value is less than current book value. When management receives approval to list operating properties for sale, a lower of cost or market reserve is recorded, if necessary, based upon the estimated net realizable value.

             Sales of real estate are recorded at the close of escrow. When sales do not meet the requirements for recognition of income, profit is deferred until the requirements are met.

       (f)   Rental Income

             For financial statement purposes, rental income is recognized on a straight-line basis over the term of the lease.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (1)   Summary of Significant Accounting Policies, Continued

       (g)   Deferred Costs

             Deferred loan costs are amortized over the term of the related indebtedness using a method which approximates the effective interest method.

             Lease commissions paid to obtain tenants for the properties are deferred and amortized over the term of the respective leases.

       (h)   Income Taxes

             KLMLP is a limited partnership, and the Joint Ventures are generally organized as partnerships. Any taxable income or loss of the partnerships is included in tax returns of the partners.

             KLPI files consolidated Federal and state income tax returns.

             Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)   Reclassifications

             Certain reclassifications not affecting net loss have been made to the 1993 consolidated financial statements in order to conform to the 1994 presentation.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (2)   Real Estate

       Real estate is summarized as follows:

                                                                        1994             1993
                                                                        ----             ----
Properties held for sale and investment                           $   547,284          641,587
Lower of cost or market reserve                                      (182,462)        (172,831)
                                                                     --------       ----------

Properties held for sale and investment, net                          364,822          468,756
                                                                     --------       ----------

Operating properties                                                  635,552          803,810
Accumulated depreciation                                             (114,970)        (135,920)
Lower of cost or market reserve                                       (59,337)          (1,892)
                                                                      -------        ---------

Operating properties, net                                             461,245          665,998
                                                                      -------        ---------

                                                                   $  826,067        1,134,754
                                                                      =======        =========

Interest incurred for the years ended December 31, 1994 and 1993 of $114,985 and $144,783, respectively, was reduced by capitalized interest of $13,819 and $13,016, respectively.

Operating properties include industrial buildings, shopping centers, office buildings and apartments. Depreciation expense for the years ended December 31, 1994 and 1993 was $21,480 and $23,654, respectively.

The Company recorded the following provision for lower of cost or market during the years ended December 31, 1994 and 1993 based upon the difference between cost and estimated net realizable value of properties held for sale and investment and operating properties listed for sale:

                                                                        1994             1993
                                                                        ----             ----
Properties held for sale and investment                             $  40,865          119,012
Operating properties                                                   70,162            2,879
                                                                       ------          -------

                                                                    $ 111,027          121,891
                                                                      =======          =======

In April 1993, a lender, Connecticut Mutual Life Insurance Company, foreclosed on property in the Lafayette Office Properties resulting in the recognition of a gain of $3,913.

In December 1993, the Company negotiated a foreclosure on the Diablo Plate Building with the lender, FLA, and recognized a gain of $1,059.

In May 1993, the Company negotiated a foreclosure on the Keene Ranch Properties with the lender, Keene Ranch Company. The foreclosures resulted in no gain or loss as the property was written down to market value.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (2)   Real Estate, Continued

       During 1993, KLPI sold a shopping center in Hawaii to the Bishop Estate for approximately $39,000. KLPI recognized a gross profit on the sale of $4,500. KLPI recognized deferred profit of $6,654 on contracts receivable related to the shopping center which were sold to the Bishop Estate in 1992.

       In June 1994, the Company negotiated a foreclosure on the Lafayette Bart Properties and the Canyon Park Properties with the lender, Kemper Investors Life Insurance Company (Kemper Investors), and recognized a gain of $17,161 and $1,146, respectively, recorded as an extraordinary item.

       Also in June 1994, the Company negotiated a foreclosure on the Keene Ranch Properties with the lenders, Kemper Investors and KFC Portfolio Corporation, and recognized a gain of $8,831, recorded as an extraordinary item.

       In December 1994, the Company negotiated a foreclosure on the Walnut Creek Properties with the lenders, Kemper Investors, Federal Kemper Life Assurance Company and Kemper/Benicia Limited Partnership, and recognized a gain of $4,758, recorded as an extraordinary item.

       In 1994, Kemper Investors accepted a deed-in-lieu of foreclosure on the note payable secured by the Sutter Street property with outstanding principal and interest of $31,322, resulting in a gain of $15,193, recorded as an extraordinary item.

       In May 1994, the Company entered into a real estate joint venture, Lafayette Terrace Properties (LTP), with an outside partner. The Company contributed the assets of Lafayette Rental Properties to the new joint venture. The Company had negotiated a debt restructuring with the lender to reduce the loan balance by $1,794. The loan was then assumed by LTP.

       In October 1993, KLPI negotiated a settlement on a note in foreclosure on the Temeku property. Margarita Village Retirement Community, Inc.
       (MVRC) received title to the property and the first deed of trust to Ardenwood Financial Company remained in place. The second mortgage holder, Primerit Bank, was granted a profit participation in exchange for allowing the foreclosure. A Mello-Roos District (the District) has a tax lien to provide for payment of $27,460 in bonds it sold. The District invested the proceeds from the sale of the bonds with Executive Life Insurance. Executive Life Insurance was taken over by the California State Department of Insurance prior to any work being performed on the property. On December 21, 1994, MVRC filed Chapter 11 bankruptcy in an effort to have the Mello-Roos lien removed from the property so that the property could be sold. In February 1995, the Court of Appeals in the Executive Life Insurance case handed down a decision which resulted in the District's claim on Executive Life assets being downgraded from class 5 to class 6 status, which means that there is now a low probability that KLPI or the District will recover any proceeds from Executive Life. KLPI will continue to negotiate a settlement with the bondholders and file a plan of reorganization for MVRC with the bankruptcy court.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (2)   Real Estate, Continued

       In 1994, KLPI obtained title to properties through foreclosure of various notes receivable. Title to the Winchester 635 property, obtained through foreclosure, was taken subject to $2,065 in past due property taxes and bonded assessment liens. KLPI is in the process of appeal on the taxes and liens and currently plans to market the property subject to these taxes and liens.

       In December 1994, KLPI did not pay the semi-annual property tax installment on 556 acres on the Winchester Hills property in Temecula. The past due property taxes and assessments are $378 and $355, respectively. The assessment bond payments were not made in an effort to accelerate the settlement negotiations aimed at achieving a reduction in the overall assessments against the property and settle various other district issues.

 (3)   Notes Receivable

       The notes receivable bear interest at rates ranging from 5% to 12%. The notes are due principally in quarterly installments over periods of not more than ten years. Deeds of trust are generally held as collateral for the notes. The notes are subject to advance collections upon the sale of real estate that is pledged as security. Substantially all of the notes receivable are pledged to Wells Fargo and Bank of America under the revolving credit agreement, as well as to Kemper and Lumbermens. Principal on the notes receivable is summarized by annual maturities as follows:

                1995                                  $     7,586
                1996                                        2,282
                1997                                        7,605
                1998                                        1,393
                1999                                        1,952
                Thereafter                                  5,911
                Less unearned discount                        (64)
                                                       ----------

                                                       $   26,665
                                                       ==========

       In 1994 and 1993, KLPI obtained title to various properties through the foreclosure process on several obligors. Upon foreclosure, the related notes receivable of $5,975 and $14,200, net of an offset to the allowance for doubtful receivables of $293 and $2,700, respectively, were recorded as real estate at the lower of the carrying value of the notes receivable or the fair market value of the collateral.

       As of December 31, 1994, KLPI also has one note receivable of $5,263 which is in the process of foreclosure. KLPI believes that this note will be brought current or that there is adequate collateral value in the property to fully recover the carrying value.




                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





 (4)   Receivable from Bedford

       The receivable from Bedford was documented under the terms of the Loan and Security Agreement among FKLA Realty Corporation (FKLA), the Lenders and Bedford dated September 13, 1991 and amended and restated as of July 31, 1992 (the FKLA Loan). FKLA was the agent for the Lenders; various corporations and partnerships between Bedford and Kemper and Lumbermens, including the Joint Ventures and KLPI, were the lenders; and Bedford was the borrower. The FKLA Loan was secured by the pledge of certain assets owned by Bedford in addition to the pledge of his interest in the Joint Ventures and his 50% ownership of the stock of KLPI (collectively, the FKLA Collateral).

       The FKLA Loan required minimum mandatory payments of $45 million in 1993. Bedford's failure to make the 1993 payments on the FKLA Loan constituted an event of default. Bedford and Kemper and Lumbermens entered into a Forbearance Agreement dated September 13, 1993 whereby the Lenders agreed to forbear from exercising rights and remedies available to them as a result of Bedford's failure to make scheduled payments until early in 1994. Bedford agreed to assume $153 million of unsecured debt directly from the Lenders, resolve certain title and third-party ownership interests and amend promissory note terms. The receivables from Bedford held by substantially all of the Joint Ventures were distributed to the Company. The receivable from Bedford held by KLPI was retained by KLPI.

       A Settlement and Discharge Agreement was executed on January 27, 1994. Under the terms of this Agreement, the Lenders agreed to the discharge of Bedford's indebtedness under the FKLA Loan in exchange for the transfer to the Lenders of all of Bedford's interests in the FKLA Collateral. The Lenders also agreed to cancel the unsecured debt assumed by Bedford. A mutual General Release Agreement was executed among Bedford, Kemper and Lumbermens and their respective affiliates.

       The 1993 activity of the FKLA Loan to Bedford is summarized as follows:

           Beginning balance                                            $    173,883
           Accrued interest                                                   24,380
           Paydowns                                                           (1,706)
           Additional loan costs                                                 832
           Other                                                              (2,354)
                                                                        ------------
              Subtotal                                                       195,035
           Reversal of provision for loan loss                                63,654
           Write-off of loan balance                                        (220,049)
                                                                        ------------
           Ending balance                                               $     38,640
                                                                        ============

       The receivable from Bedford was reversed in 1994 and the FKLA Collateral was recorded on the books and records of KLMLP and the Joint Ventures. The receivable from Bedford held by KLPI was reclassified to a receivable included in the amount due from affiliates to record its claim on the assets now held by KLMLP and the Joint Ventures. In 1994, KLMLP recorded a bad debt write-off of $811 related to the estimated fair value of the FKLA Collateral acquired.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (5)   Notes and Mortgages Payable

       Notes and mortgages payable consist of the following:

                                                                                         1994           1993
                                                                                         ----           ----

         Bank debt with Wells Fargo Bank, Nippon Credit Bank Ltd., and
           Bank of America:

           Revolving credit line with Wells Fargo Bank, secured by
             KRDC, Inc. real estate and notes receivable, interest at prime plus
             .5% with fixed rate options, monthly interest only payments,
             principal due April 15, 1996.                                            $  46,825           87,691

           Revolving credit line with Nippon Credit Bank Ltd., secured by Mesa
             Homes real estate, interest at prime or LIBOR plus 1.35% with fixed rate options, monthly interest only payments.  Maximum
             commitment of $15,000 as of December 31, 1994, matures February
             1995, eligible for up to three six-month extensions.                         2,438               --

           Unsecured note payable to Bank of America, interest at 8.875%,
             mandatory quarterly payments of $473 through maturity, due 1996.             2,725            4,668

       Kemper and Lumbermens debt:

           Secured by real estate and notes receivable, interest at 10% per annum, compounded semi-annually and added to principal, due as certain notes are collected and upon sale of certain real
             estate with maturity in 2001.                                              117,828          116,107

           Unsecured subordinated debentures at 10%, accrual of interest
             through maturity; principal and accrued interest due 1996 and 1997.         91,000           91,000

           Secured by real estate, interest ranging from 6.75% to 10% per
             annum, with various payment terms and maturity dates through 2004.         624,416          730,537

           Unsecured, interest ranging from 5.17% to 12.18% with various
             payment terms and maturity dates through 2004.                             287,768          260,386
                                                                                      ---------        ---------
                 Subtotal-Kemper and Lumbermens debt                                  1,121,012        1,198,030
                                                                                      ---------        ---------
       Balance carried forward                                                        1,173,000        1,290,389
                                                                                      ---------        ---------





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




 (5)   Notes and Mortgages Payable, Continued

                                                                                         1994           1993
                                                                                         ----           ----
         Balance brought forward                                                       $1,173,000      1,290,389

           KRDC, Inc. stock acquisition debt to KACC:

           Unsecured debt, due monthly as certain installment notes are collected and upon sales of certain Hawaii real estate, discounted at
             12%.                                                                             671          2,593

           Unsecured debt based upon residual interest agreement, annual
             payments equal to four percent of certain sales, discounted at 14%.           15,928         17,211

         Mortgages payable and other debt:

           CBA Mortgage Corp. loans, secured by first deed of trust on real estate,  non-recourse, cross collateralized and cross defaulted, prepayment restrictions through November 1, 1998 and prepayment limitations thereafter, loan reserves of $16,687, (note 1(c))
             interest only payable monthly in arrears at 7.96%, interest rate to
             be reset on January 1, 1999, principal due December 1, 2003.                 141,750        187,150

           Prudential Insurance Co., secured by first deeds of trust on real estate, monthly principal and interest payments of $377,
             interest at 6.31%, due June 1998.                                             62,343         63,464

           Secured by real estate, interest ranging from 4.11% to 14% with
             various payment terms and maturity dates through December 2007.               88,178        103,064

           Unsecured, interest at 5% per annum, annual principal and
             interest payments, due 2003.                                                     191            210

           Assessment district debt, interest ranging from 5.5% to 10%,
             with various maturity dates.                                                  50,397         60,583
                                                                                       ----------      ---------

                                                                                       $1,532,458      1,724,664
                                                                                       ==========      =========

The minimum scheduled annual maturities of notes and mortgages payable at December 31, 1994 are as follows:

             1995                                                                   $  280,564
             1996                                                                      286,974
             1997                                                                      127,985
             1998                                                                       63,211
             1999                                                                       17,418
             Thereafter                                                                756,306
                                                                                    ----------

             Total                                                                  $1,532,458
                                                                                    ==========





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (5)   Notes and Mortgages Payable, Continued

       KLMLP, the Joint Ventures and KLPI have secured and unsecured loans with Kemper, Lumbermens and FLA. In many cases the results of operations and sales of property will be insufficient to provide for full repayment of these loans. Any secured loan that is not repaid in full upon sale, foreclosure or refinancing shall remain in existence as an unsecured loan until repaid or forgiven. As these notes mature, they are rolled over with past due interest added to principal. The Company continues to record interest expense on these loans until there is modification of the debt instrument even if the lender has placed the loan in non-accrual status, reserve status or incurred a write-down on their books.

       Effective January 1, 1994, Kemper, Lumbermens and FLA modified certain notes and accrued interest totaling $402,099 to bear contingent interest only, whereby no interest is accrued by the Company on these notes. Approximately $36,132 of interest on these notes was not accrued or expensed during the year ended December 31, 1994. The Company will be obligated to the lenders for interest on the original terms of these notes to the extent that proceeds from the sale of the underlying properties would result in cash remaining after repayment of existing principal. It is currently estimated that no cash will be available beyond the existing principal.

       Related party interest on Kemper and Lumbermens debt for the years ended December 31, 1994 and 1993 was as follows:

                                                        1994            1993
                                                        ----            ----
       Interest incurred                          $    80,344          131,571
       Interest paid                                   20,240           63,830
       Accrued interest at December 31                109,662          113,933

       The CBA Mortgage Corp. loans are cross-collateralized and cross-defaulted among properties secured by the loan, including KR Palm Plaza, which is owned by Kemper and FLA and is not included in these consolidated financial statements. KR Palm Plaza has a CBA Mortgage Corp. loan of $28,300 and no Kemper debt. The CBA Mortgage Corp. loans also restrict the sale or transfer of the properties unless additional cash reserves are provided as required under the release provisions of the deeds of trust.

       The revolving credit line of KRDC, Inc. with Wells Fargo Bank contains covenants which limit indebtedness and dividends, and require the maintenance of minimum net worth and cash balances. KLPI has obtained a waiver of the net worth covenants and has complied with the other loan covenants. The Wells Fargo Bank Loan is supported by a buy-sell agreement whereby certain Kemper entities are obligated to purchase 50% of the loan under certain circumstances.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (5)   Notes and Mortgages Payable, Continued

       The Joint Ventures are not in compliance with certain loan covenants on approximately $51,732 of mortgages payable and other debt at December 31, 1994, which could result in the repayment of the related debt being accelerated. These covenants relate primarily to providing audited financial statements and certain other documentation or notification. The Joint Ventures have consistently provided internally prepared financial information and other documentation to the lenders when requested. The Joint Ventures have not been in compliance with these covenants for several years, and to date, the lenders have not enforced their rights under the loan agreements related to these violations.

 (6)   Taxes on Income

       The provision for income taxes for the years ended December 31, 1994 and 1993 consists of current state income tax expense (benefit) of $27 and $(26), respectively.

       The significant components of deferred income tax benefit (expense) for the years ended December 31, 1994 and 1993 are as follows:

                                                                       1994          1993
                                                                       ----          ----
       Deferred tax benefit (expense)                              $ (11,769)        32,675
       Decrease (increase) in beginning of the year balance
          of the valuation allowance for deferred tax assets          11,769        (32,675)
                                                                     -------        -------

                                                                    $     --             --
                                                                     =======        =======

       The difference between the statutory Federal income tax rate and the effective rate for KLPI provided in the consolidated statement of operations is due to state taxes and limitations on recognition of tax benefits from net operating losses.

       KLPI's net operating loss carryforwards for Federal income tax purposes expire as follows:

              2005                                       $    12,403
              2006                                            34,118
              2007                                             8,311
              2008                                           151,024
              2009                                            47,201
                                                         -----------
              Total                                      $   253,057
                                                         ===========




                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




 (6)   Taxes on Income, Continued

       The types of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities include net operating loss carryforwards, provisions for possible losses, depreciation, accrued expenses and capitalization of interest and general and administrative costs. The components of the net deferred tax asset at December 31, 1994 and 1993 are as follows:

                                                                              1994             1993
                                                                              ----             ----
                Deferred tax assets                                         $ 81,070           97,877
                Less valuation allowance                                     (73,544)         (85,313)
                                                                            --------          -------
                Net deferred tax assets                                        7,526           12,564
                Deferred tax liabilities                                      (7,526)         (12,564)
                                                                            --------          -------
                Net deferred tax asset                                      $     --               --
                                                                            ========          =======

       The valuation allowance for deferred tax assets as of January 1, 1994 and 1993 was $85,313 and $52,638, respectively. The net change in the valuation allowance for the year ended December 31, 1994 was a decrease of $11,769. The decrease in the balance of deferred tax assets was offset by a decrease in the valuation allowance. The net change in the valuation allowance for the year ended December 31, 1993 was an increase of $32,675. The increase in the balance of deferred tax assets was offset by the increase in the valuation allowance.

 (7)   Leases

       The Company owns retail, office and industrial space which it leases under noncancelable operating leases. The leases generally provide for specified minimum rents, percentage rents, and other charges to cover operating expenses such as maintenance, property taxes and insurance. Future minimum rents under these leases as of December 31, 1994 are as follows:


                1995                                                                 $ 45,766
                1996                                                                   37,604
                1997                                                                   27,105
                1998                                                                   17,207
                1999                                                                   11,252
                Thereafter                                                             31,598
                                                                                     --------

                Total                                                                $170,532
                                                                                     ========





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (8)   Commitments and Contingencies

       The Company has commitments and contingent liabilities which have been incurred in the ordinary course of business, including obligations to complete on-site construction and to satisfy customer warranty claims, generally for a period of one year after sale. In certain cases, the Company is obligated under performance bonds and letters of credit to complete installation of improvements and construction. The Company is also involved in legal actions and other claims. Provisions have been made for estimated losses and, in the opinion of counsel and management, additional liabilities are not probable or would not be material to the Company's financial position or results of operations.

       Inherent in the real estate business is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various Federal and State laws related to the protection of the environment. Management believes that costs relating to such conditions, if any, will not have a material effect on the consolidated financial statements.

 (9)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standard No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. There is no quoted market value for any of the Company's financial instruments.

       Cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at amounts which reasonably approximate their fair values.

       The majority of notes receivable and notes payable are at adjustable rates or fixed rates of interest that approximate market rates; thus, the carrying amount of such receivables and payables approximates fair value. Certain notes payable to Kemper, Lumbermens and FLA do not bear interest or bear interest at rates that differ from market. An estimate of the fair value of these notes and the Residual Interest Agreement with Kaiser Aluminum Chemical Corporation, which is included in notes payable, is not practicable. An estimate of the fair value of Kemper and Lumbermens debt is not practicable due to the uncertainty of repayment.

(10)   Related Party Transactions

       Related party transactions with Kemper and/or Lumbermens affiliated companies not otherwise disclosed in the notes to the consolidated financial statements are as follows:

         - Kemper Real Estate Management Company (KREMCO), under the terms of a management agreement, manages the operations of the Company and other affiliates. KREMCO is reimbursed for costs by payment of direct costs incurred for a specific property, a property management fee and a pro rata share of general overhead expenses allocated to all properties under management based upon relative net realizable value. Overhead allocation reimbursements and property management fees paid to KREMCO for the years ended December 31, 1994 an 1993 were $14,227 and $16,280, respectively.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(10)   Related Party Transactions, Continued

         - During the year ended December 31, 1994, the Company reimbursed KREMCO for lease brokerage fees of $387 and sale brokerage fees of $2,696.

         - During the year ended December 31, 1994, KLPI paid KREMCO development fees, which are capitalized, of $608.

         - KREMCO and affiliates rent office space from the Company. The rental income for the years ended December 31, 1994 and 1993 was $384 and $794, respectively.

         - KLPI paid KR Palm Plaza, a limited partnership, a net operating income guarantee of $822 in 1994. The guarantee expires on September 30, 1995.

         - Notes receivable includes $2,117 due from Kemper at December 31, 1994 related to the acquisition of Crow Canyon Properties from affiliates.

         - Kemper and Lumbermens made secured loans of $16,663 and $57,706 during the years ended December 31, 1994 and 1993, respectively, on a property owned by Hawaii Kai Development Company and advanced such funds to KRDC, Inc. and other affiliates through the common cash management account.

         - During 1994, the Joint Ventures recognized an extraordinary gain of $5,368 for debt forgiveness due to affiliates.

       Related party transactions with Bedford are as follows:

         - The Company paid BCI, Inc., an affiliate of Bedford, to perform building construction and land development for the year ended December 31, 1993 of $3,790.

         - During 1993, Bedford Properties Holdings, Ltd. (BPHL) earned a sale commission of $1,160 on the Bishop Estate sales contract, which is included in paydowns on the FKLA Loan. KLPI paid BPHL $257 in 1993 under the terms of a brokerage and consulting agreement related to HKDC which expired February, 1994.

         - BPHL and affiliates rented office space from properties owned by KLPI. The rental income for the year ended December 31, 1993 was $423.

         - In 1994, the Company acquired ownership of Butterfield Financial Corporation (Butterfield) under the Settlement Agreement with Bedford. Butterfield issued $17,946 in letters of credit that are outstanding at December 31, 1994 as security for improvements of property owned by KLPI. The assets and liabilities of Butterfield have been transferred to affiliates. Ardenwood Financial Corporation and Camelot Financial Corporation have guaranteed the outstanding letters of credit. In addition, Kemper has provided a $5,000 guarantee to Butterfield in support of the letters of credit.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(10)   Related Party Transactions, Continued

       The following are other related party transactions:

         - Under the terms of a cash management agreement, cash accounts related to the Company and other affiliates of the Company, excluding KRDC, Inc., are held in separate cash management accounts under the name of the Company. A segregated cash management account continues to be maintained by KRDC, Inc. as required under the Wells Fargo Loan.

         - KRDC sold $8,353 and $7,166 of property to Mesa Homes for the years ended December 31, 1994 and 1993, respectively.

         - In 1993, KRDC, Inc. sold 169 residential lots to Rancho California, Inc. for $5,070. Rancho California, Inc. entered into a Fee Incentive Management Agreement with Fieldstone, a southern California homebuilder. Rancho California, Inc. closed 75 home sales in 1994. Profit on these sales is deferred until the ultimate fee to Fieldstone is determined with the sale of all 169 units, anticipated to be in 1996.

         - Notes receivable include $607 at December 31, 1994 from employees of an affiliate.

       Due from (to) affiliates consists of the following at December 31:

                                                                                   1994            1993
                                                                                   ----            ----
        Due from Kemper and Lumbermens (acquisition of
            stock of Palomar Triad, Inc.)                                       $   2,834          2,834
        Due to Bedford (acquisition of stock of Kacor Gateway,
            Seattle Gateway and Rancho Regional Shopping Center, Inc.)                 --         (2,200)
        Due to affiliates for cash advances                                          (406)        (1,529)
                                                                                ---------         ------
                                                                                $   2,428           (895)
                                                                                =========         ======

(11)   Liquidity

       The Company does not expect to generate sufficient cash from operations to cover all required expenditures. To the extent necessary, the Company anticipates obtaining additional advances of funds from Kemper and Lumbermens, extending the maturity date of the notes payable, selling existing properties or a combination of the above to provide the required cash.





                                                                     (Continued)

                          KLMLP, L.P. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(12)   Subsequent Events

       The owners of the properties which serve as collateral for the mortgage loans provided on December 22, 1993 by CBA Mortgage Corp. (The JV Mortgaged Properties) have entered into a non-binding letter of intent to sell a 49% joint venture interest in the partnerships which own the properties to an affiliate of CBA Mortgage Corp. The acquiring party will also have the right to purchase the remaining 51% partnership interest until the reset date for the CBA Mortgage Corp. loans. If the above transaction is executed with the provisions included in the letter of intent, the impact upon the consolidated financial statements would be a transfer of cash and cash equivalents to Kemper of approximately $19 million, a write-down of operating properties and deferred costs of approximately $23 million and a forgiveness of Kemper affiliates debt and accrued interest of approximately $97 million, resulting in a net decrease in accumulated deficit of approximately $55 million.

       In May 1995, Kemper entered into a definitive merger agreement to be acquired by an investor group led by Zurich Insurance Company. In connection with the proposed acquisition, a significant portion of the Company's real estate portfolio may be sold. While the amounts realized from such sales will depend upon the nature and timing of the sales, management believes that the ultimate net sales proceeds of the properties may be less than the carrying values of the properties. If Kemper so elects, these sales would be conditioned on the closing, or the satisfaction of conditions to closing, of the sale of Kemper to the investor group. It is not practicable at present to quantify the amount of losses which may be incurred as a result of these sales.
       Accordingly, the consolidated financial statements do not include any additional adjustments or provisions for possible losses relating to properties which were not previously expected to be sold. Further, if the proposed acquisition is consummated, the continued operations of the Company will depend upon the intent of the new owners.

       In connection with the above described merger agreement, Kemper and Lumbermens have entered into an agreement which, among other things, could result in the dissolution of the Company on or about the date of the sale of Kemper to the investor group. The dissolution is contingent upon the closing of the sale of Kemper. The consolidated financial statements do not include any adjustments relating to the distribution of assets and liabilities or the impact of possible forgiveness of debt.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, Kemper Financial Companies, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 28th day of September 1995.

                                         KEMPER FINANCIAL COMPANIES, INC.


                                         By: /s/ STEPHEN B. TIMBERS*
                                             ---------------------------
                                             Stephen B. Timbers
                                             Chairman of the Board
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 has been signed below by the following persons on behalf of Kemper Financial Companies, Inc. in the capacities indicated on the 28th day of September 1995.


      Signature                  Capacities
      ---------                  ----------

      /s/ STEPHEN B. TIMBERS*    Chairman of the Board, President, Chief
      ----------------------     Executive Officer and Director
      Stephen B. Timbers


      /s/ JOHN H. FITZPATRICK    Executive Vice President, Chief Financial
      -----------------------    Officer and Director
      John H. Fitzpatrick


      /s/ JOHN E. NEAL*          Executive Vice President and Director
      -----------------
      John E. Neal


      /s/ JOHN B. SCOTT*         Executive Vice President and Director
      ------------------
      John B. Scott


      /s/ JOSEPH R. SITAR*       Chief Accounting Officer
      --------------------
      Joseph R. Sitar

      Signature                  Capacities
      ---------                  ----------

      /s/ DAVID B. MATHIS*       Director
      --------------------
      David B. Mathis





      *By /s/ JOHN H. FITZPATRICK, pursuant to a power of attorney.
          -----------------------
          John H. Fitzpatrick

EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------
23.1                    Consent of KPMG Peat Marwick LLP