Form 10-Q
period 1995-09-30
KEMPER FINANCIAL COMPANIES INC
filed 1995-11-14
CIK 799367

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the quarterly period ended September 30, 1995.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 1, 1995, 43,268,038 shares of Class A Common Stock (all held by an affiliate, Kemper Corporation) and 5,103 shares of Class B Common Stock were outstanding and not subject to mandatory redemption.

                      KEMPER FINANCIAL COMPANIES, INC.
                             THIRD-QUARTER 1995
                                  FORM 10-Q


PART I.  FINANCIAL STATEMENTS                                   Page
                                                                ----

Consolidated Balance Sheet -
   September 30, 1995 and December 31, 1994........................3

Consolidated Statement of Operations -
   Three months and nine months ended September 30, 1995 and 1994..4

Consolidated Statement of Cash Flows -
   Nine months ended September 30, 1995 and 1994...................5

Notes to Consolidated Financial Statements.........................6

Management's Discussion and Analysis -
   Results of Operations...........................................9
   Investments ...................................................22
   Liquidity and Capital Resources................................33

PART II.  OTHER INFORMATION

ITEM 5.   Other Information.......................................36

ITEM 6.   Exhibits and Reports on Form 8-K........................38

Signatures........................................................39

Exhibit 10........................................................40

Exhibit 27........................................................42

Exhibit 99........................................................43

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                                    September 30     December 31
                                                                                         1995           1994
                                                                                    ------------     -----------
ASSETS
  Investments:
    Fixed maturities available for sale, at market
      (cost 1995, $3,563,761; 1994, $3,711,839)                                       $3,594,381      $3,468,214
    Short-term investments                                                               341,115         204,164
    Joint venture mortgage loans                                                         408,300         407,540
    Third-party mortgage loans                                                           268,647         323,696
    Other real estate-related investments                                                212,637         242,086
    Policy loans                                                                         288,774         277,743
    Other invested assets                                                                 59,240          55,363
                                                                                      ----------     -----------
      Total investments                                                                5,173,094       4,978,806

  Cash                                                                                   219,127         199,917
  Other accounts and notes receivable                                                    499,585         321,494
  Reinsurance recoverable                                                                519,197         642,801
  Deferred insurance acquisition costs                                                   296,040         310,466
  Deferred investment product sales costs                                                149,295         166,397
  Fixed assets, at cost less accumulated depreciation                                     37,284          84,603
  Other assets                                                                            54,421          63,393
  Net assets of discontinued operations                                                     -            249,033
  Assets of separate accounts                                                          1,708,010       1,507,984
                                                                                      ----------      ----------
    Total assets                                                                      $8,656,053      $8,524,894
                                                                                      ==========      ==========

LIABILITIES
  Future policy benefits                                                              $4,607,610      $4,843,690
  Other accounts payable and liabilities                                                 945,459         910,593
  Notes payable                                                                        1,048,935       1,095,128
  Convertible debentures                                                                  10,783          33,113
  Liabilities of separate accounts                                                     1,708,010       1,507,984
                                                                                      ----------      ----------
    Total liabilities                                                                  8,320,797       8,390,508
                                                                                      ----------      ----------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Class A common stock-$.10 par value
    authorized 135,000,000 shares; outstanding 1995 and 1994, 43,268,038 shares            4,327           4,327
  Additional paid-in capital                                                             442,828         442,828
  Unrealized loss on foreign currency translations                                       (23,052)        (22,512)
  Unrealized gain (loss) on investments                                                   12,856        (237,957)
  Retained deficit                                                                      (101,703)        (52,300)
                                                                                      ----------      ----------
    Total stockholders' equity                                                           335,256         134,386
                                                                                      ----------      ----------
    Total liabilities and stockholders' equity                                        $8,656,053      $8,524,894
                                                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Nine months ended      Three months ended
                                                                  September 30           September 30
                                                               ------------------     ------------------
                                                                1995        1994       1995        1994
                                                               ------      ------     ------      ------
REVENUE
Investment management and other fees                         $246,041    $274,143   $ 81,901    $ 87,258
Commissions                                                    39,401      50,633     13,240      13,504
Investment income                                             273,971     249,920     87,322      96,543
Securities gain (loss), net                                     1,921        (657)       791         215
Realized investment gain (loss)                                18,377     (21,794)    41,602     (12,016)
Other income                                                   34,659      34,385     10,525      14,959
                                                             --------    --------   --------    --------
      Total revenue                                           614,372     586,631    235,384     200,464
                                                             --------    --------   --------    --------

EXPENSES
Operating expenses                                            200,224     212,858     68,936      72,295
Benefits and interest credited to policyholders               183,592     186,231     60,395      61,718
Commissions                                                    60,956      71,794     20,433      19,724
Deferral of mutual fund and insurance acquisition costs       (52,799)    (63,579)   (17,960)    (18,441)
Amortization of mutual fund and insurance acquisition costs    62,895      64,785     14,329      22,632
Interest expense                                               76,282      55,211     25,439      21,635
                                                             --------    --------   --------    --------
      Total expenses                                          531,153     527,302    171,575     179,564
                                                             --------    --------   --------    --------
      Earnings from continuing operations before tax           83,219      59,328     63,809      20,899
Income tax expense                                             45,290      22,104     22,608       7,469
                                                             --------    --------   --------    --------

      Income from continuing operations                        37,929      37,224     41,200      13,429
Loss from discontinued operations, net of tax                  (2,712)     (3,000)      -         (3,116)
Loss on divestiture of discontinued operations, net of tax    (84,619)       -       (18,082)       -
                                                             --------    --------   --------    --------
  Net income (loss)                                          $(49,402)   $ 34,223   $ 23,117    $ 10,313
                                                             ========    ========   ========    ========

Income per share from continuing operations                  $    .88    $    .86   $    .95    $    .31
Loss per share from discontinued operations                     (2.02)       (.07)      (.42)       (.07)
                                                             --------    --------   --------    --------
  Net income (loss) per share                                $  (1.14)   $    .79   $    .53    $    .24
                                                             ========    ========   ========    ========

          See accompanying notes to consolidated financial statements.

               KEMPER FINANCIAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                  Nine months ended
                                                                                     September 30
                                                                               -----------------------
                                                                                  1995          1994
                                                                                 ------        ------

Cash flows from operating activities
  Net income (loss)                                                          $  (49,402)    $  34,223
  Reconcilement of net income (loss) to net cash provided:
    Realized investment gain (loss)                                             (19,588)       21,794
    Future policy benefits                                                      177,290       181,547
    Accounts payable and liabilities                                            (51,066)      (72,606)
    Accounts and notes receivable                                               194,289        53,843
    Deferred insurance acquisition costs                                         (7,005)      (10,772)
    Deferred investment product sales costs                                     (17,102)       11,977
    Amortization of discount and premium on investments                           3,281       (14,654)
    Other                                                                       (70,754)       69,134
                                                                              ---------     ---------
      Net cash provided from operating activities                               159,943       274,486
                                                                              ---------     ---------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                                           194,719        77,385
    Fixed maturities sold prior to maturity                                     261,190       774,510
    Mortgage loans, policy loans and other invested assets                      162,660       300,070
  Cost of investments purchased:
    Fixed maturities                                                           (299,843)   (1,421,655)
    Mortgage loans, policy loans and other invested assets                       47,300      (184,157)
    Net change in receivable/payable for securities sold/purchased               94,842       171,874
  Short-term investments, net                                                  (136,856)      177,754
  Discontinued operations                                                        46,400        13,000
  Acquisition of Dreman Value Management, L.P. assets                           (17,086)         -
  Other                                                                         (33,063)      (24,268)
                                                                              ---------     ---------
      Net cash provided from (used in) investing activities                     320,263      (115,487)
                                                                              ---------     ---------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                                    185,626       169,209
    Withdrawals                                                                (598,996)     (456,815)
  Increase (decrease) in notes payable, net                                     (16,123)      211,078
  Redemption and maturities of convertible debentures                            (9,235)      (28,580)
  Other                                                                         (22,268)       (8,662)
                                                                              ---------     ---------
      Net cash used in financing activities                                    (460,996)     (113,770)
                                                                              ---------     ---------

      Net increase in cash                                                       19,210        45,229
Cash, beginning of period                                                       199,917       169,715
                                                                              ---------     ---------
Cash, end of period                                                           $ 219,127       214,944
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

2. Net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. The calculation of net income (loss) per share is as follows:

                                                              Nine months ended           Three months ended
                                                                 September 30                September 30
                                                              -----------------           ------------------
(in thousands, except per share data)                          1995       1994             1995        1994
                                                              ------     ------           ------      ------
Net income (loss) reported                                  $(49,402)   $34,223          $23,117     $10,313
Add back:
  Interest and amortization expense on convertible
    debentures, net of tax                                      *          *                *           *
                                                            --------    -------          -------     -------

Total                                                       $(49,402)   $34,223          $23,117     $10,313
                                                            ========    =======          =======     =======

Average common shares outstanding                             43,273     43,278           43,273      43,280

Average common share equivalents outstanding                    *          *                *           *
                                                             -------    -------          -------     -------

Average common and equivalent shares outstanding              43,273     43,278           43,273      43,280
                                                             -------    -------          -------      ------
Net income (loss) per share                                  $ (1.14)   $   .79          $   .53     $   .24
                                                             =======    =======          =======     =======

* The effect of employee interests in Kemper Financial Companies, Inc. (the "Company") and the related costs are anti-dilutive for the period; accordingly, the net income (loss) and common shares outstanding are not adjusted.

3. Certain accounts receivable are stated less an allowance for doubtful accounts of $1.0 million at September 30, 1995.

4.   Restricted cash at September 30, 1995 totaled $0.0 million.

5. Federal income tax paid to Kemper Corporation under the tax allocation arrangement for the nine months ended September 30, 1995 and 1994 amounted to $73.2 million and $65.4 million, respectively. Interest payments for the same periods totaled $75.9 million and $80.5 million, respectively.

6. Pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the consolidated federal income tax return of Kemper Corporation or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first nine months of 1995, the valuation allowance was decreased by $85.0 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

         The tax effects of temporary differences that gave rise to significant portions of the Company's net deferred federal tax liability from continuing operations (included in "Other liabilities" in the consolidated balance sheet) were as follows:

                                                                              September 30    December 31
         (in thousands)                                                           1995           1994
                                                                              ------------    -----------
         Deferred federal tax assets:
           Real estate-related                                                 $ 86,336        $ 112,667
           Life policy reserves                                                  45,077           51,519
           Other investment-related                                              20,749           19,275
           Net operating loss carry forward                                      16,199             -
           Unrealized losses on investments                                       8,170            8,899
           Accrued employee benefits                                              7,973           93,211
           Accrued expenses                                                       4,148            5,027
           Other                                                                 10,598            9,625
                                                                               --------        ---------
             Total deferred federal tax assets                                  199,250          300,223
         Valuation allowance                                                    (42,208)        (127,249)
                                                                               --------        ---------
             Total deferred federal tax assets after valuation allowance        157,042          172,974
                                                                               --------        ---------

         Deferred federal tax liabilities:
           Deferred insurance acquisition costs                                 103,614          108,663
           Deferred investment product sales costs                               52,253           58,239
           Depreciation and amortization                                         21,125           20,055
           Unrealized gains on investments                                       10,620             -
           Other investment-related                                                 808            4,346
           Other                                                                  9,936            9,837
                                                                               --------        ---------
             Total deferred federal tax liabilities                             198,356          201,140
                                                                               --------        ---------
         Net deferred federal tax liability                                    $(41,314)       $ (28,166)
                                                                               ========        =========

     The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). The tax returns for the years 1987 through 1990 are currently under examination by the IRS. Changes proposed are not material to the Company's financial position.

7. During the nine months ended September 30, 1995, Kemper Financial Services, Inc. sold its 50 percent interest in Investors Fiduciary Trust Company and the business operations of a wholly owned subsidiary, Supervised Service Company, Inc., and acquired the assets of Dreman Value Management, L.P. See "RESULTS OF OPERATIONS - Asset management" in this Form 10-Q.

8. The Company's divestiture of its securities brokerage segment was completed on September 13, 1995. These operations have been classified as discontinued operations at and for the periods ended September 30, 1995 and 1994. The following table sets forth selected financial information regarding the discontinued securities brokerage operations:

                                        Nine months ended        Three months ended
                                           September 30             September 30
                                     ----------------------      -------------------
                                      1995            1994        1995         1994
                                     ------          ------      ------       ------
  (in millions)
  Revenue                            $357.9          $283.1      $ 97.3       $131.8
                                     ======          ======      ======       ======
  Loss, net of tax                   $ (2.7)         $ (3.0)     $   -        $ (3.1)
  Loss on divestiture, net of tax     (84.6)             -        (18.1)          -
                                     ------          ------      ------       ------
      Net loss                       $(87.3)         $ (3.0)     $(18.1)      $ (3.1)
                                     ======          ======      ======       =======
                                         December 31, 1994
                                         -----------------
      Total assets                            $1,641.8
      Total liabilities                        1,392.8
                                              --------
          Net assets                          $  249.0
                                              ========

9. On May 15, 1995, Kemper Corporation entered into a definitive agreement to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Kemper Corporation ("Kemper") signed a definitive merger agreement, dated May 15, 1995 and amended September 6, 1995, with Zurich Insurance Company ("Zurich"), Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and ZIP Acquisition Corp. (the "Merger Agreement"). Incident to the Merger Agreement, Kemper Financial Services, Inc. ("KFS") and its subsidiaries are expected to be sold to Zurich in a related merger transaction for a total consideration of approximately $930 million. Consummation of the Merger Agreement and related transactions is subject to certain remaining conditions, including certain approvals by state insurance regulators and the common stockholders of Kemper. The transactions are expected to close in early January 1996. (See Part II, ITEM 5 below.)

On a fully converted basis, Kemper Financial Companies, Inc. ("KFC") is approximately 99 percent owned by Kemper, with the remaining interests held by employees. In the fourth quarter of 1995, KFC announced its intent to redeem or repurchase all remaining outstanding employee-owned convertible debentures and common stock prior to year-end 1995. Upon successfull completion of these transactions, KFC likely would be merged with and into Kemper in early January 1996, prior to Kemper's merger pursuant to the Merger Agreement. (See "LIQUIDITY AND CAPITAL RESOURCES - Convertible debentures and redeemable securities" below.) KFC and its subsidiaries are referred to herein as the "Company."

RESULTS OF OPERATIONS

The following table is a summary of the Company's results by category, for the periods ended September 30, 1995 and 1994:

Summary of Income (Loss) by Category
(in millions)

                        Nine months ended September 30, 1995          Nine months ended September 30, 1994
                        ------------------------------------          ------------------------------------
                                      Net                                           Net
                                      realized        Net                           realized        Net
                        Operating     investment      income          Operating     investment      income
                        earnings(1)   results(2)      (loss)          earnings(1)   results(2)      (loss)
                        -----------   ---------       ------          -----------   ----------      ------
Asset management          $ 46.3        $ 24.1        $ 70.4           $ 57.4         $   -         $ 57.4
Life insurance              52.4         (27.5)         24.9             44.4          (20.0)         24.4
Real estate                (11.1)           -          (11.1)           (18.8)           6.0         (12.8)
Other                      (46.3)           -          (46.3)           (31.5)           (.2)        (31.7)
                          ------        ------        ------           ------          -----         -----
  Continuing operations     41.3          (3.4)         37.9             51.5          (14.2)         37.2
Discontinued operations     (2.7)        (84.6)        (87.3)            (3.0)            -           (3.0)
                          ------        ------        ------           ------          -----         -----
      Total               $ 38.6        $(88.0)       $(49.4)          $ 48.5         $(14.2)       $ 34.2
                          ======        ======        ======           ======         ======        ======

(1)  Net income (loss) excluding realized investment results.
(2)  See following table for realized investment results.

Realized investment gain (loss)
(in millions)

                                                 Nine months ended            Three months ended
                                                    September 30                 September 30
                                              ----------------------        ----------------------
                                               1995            1994          1995            1994
                                              -----           -----         -----           -----
Real estate-related gains (losses)           $(53.6)         $ (6.3)        $(0.2)         $ 15.0
Gain on sale of IFTC, SSC & State Street       47.5              -           (0.7)             -
Orange County-related reserve adjustment       13.6              -           38.4              -
Other gains and losses, net                    10.9           (15.5)          4.1           (27.0)
                                             ------          ------        ------          ------
      Realized investment gain (loss)
        from continuing operations             18.4           (21.8)         41.6           (12.0)

Income tax expense (benefit)                   21.8            (7.6)         14.5            (4.2)
                                             ------          ------        ------          ------
      Net realized investment gain (loss)
        from continuing operations             (3.4)          (14.2)         27.1            (7.8)

Loss on divestiture of discontinued
  operations, net of tax                      (84.6)             -          (18.1)             -
                                             ------          ------        ------          ------


      Total                                  $(88.0)         $(14.2)        $ 9.0          $ (7.8)
                                             ======          ======        ======          ======

Continuing operations

Operating earnings for continuing operations were $41.3 million for the first nine months of 1995, compared with $51.5 million in the same 1994 period. Operating earnings for the third quarter of 1995 totaled $14.1 million, compared with $21.3 million for the same period of 1994. The 1995 nine-month results reflect increased spreads on fixed rate annuities and expense control in the life insurance segment. The real estate segment benefited from reduced joint venture operating losses in the nine month 1995 period but had higher operating expenses due to merger-related costs in both periods of 1995. Asset management earnings declined in both the nine-month and third-quarter periods of 1995 largely due to reduced management fees, distribution fees and commission income.

Net income from continuing operations totaled $37.9 million in the first nine months of 1995, compared with net income of $37.2 million in the first nine months of 1994. The Company reported third-quarter 1995 net income of $41.2 million, compared with net income of $13.4 million in the third quarter of 1994. Increased net income for the nine-month and third-quarter periods of 1995 resulted from an Orange County-related reserve adjustment of $25.7 million after tax in the asset management segment, which more than offset other net realized investment losses.

The other operations and corporate category consists of the holding company income and expenses of KFC. This category reported a net loss of $46.3 million for the first nine months of 1995, compared with a net loss of $31.7 million for the same period of 1994. The 1994 results reflect realized investment losses of $0.2 million after tax. The net loss increased in 1995 primarily due to an increase in interest expense over 1994 on increased borrowings from Kemper.

Total operations

Including discontinued operations, the Company's net income totaled $49.4 million for the first nine months of 1995, compared with net income of $34.2 million for the first nine months of 1994. Net loss per share for the first nine months of 1995 was $1.14, compared with net income per share of $0.79 in the first nine months of 1994. The Company recorded net income of $23.1 million, or $0.53 per share, in the third quarter of 1995, compared with $10.3 million, or $0.24 per share, in the same period of 1994.

Discontinued operations consist of the Company's former securities brokerage segment which was divested on September 13, 1995. The divestiture is further described in a current report on Form 8-K dated August 24, 1995 which the Company filed September 28, 1995 and which is incorporated herein by reference. In the first nine months of 1995, the net loss from discontinued operations totaled $87.3 million, primarily due to an $84.6 million loss related to the divestiture. In the first nine months of 1994, the net loss from discontinued operations totaled $3.0 million, reflecting securities brokerage operating losses.

Book value per share, on a fully converted basis, was $7.98 at September 30, 1995, compared with $3.85 at year-end 1994, as the change in unrealized gain on investments of $250.8 million, or $5.73 per share, in the first nine months of 1995 more than offset the net loss per share. Taking into account results for the trailing 24 months ended September 30, 1995, the formula purchase price per share would be a positive $13.06 at September 30, 1995, compared with a negative $3.29 at December 31, 1994.

Net income (loss) per share in the following segment discussions is on a primary basis.

Asset management

The asset management segment principally consists of KFS and its subsidiaries, including Kemper Service Company ("KSvC") and INVEST Financial Corporation ("INVEST").

Selected Financial Highlights
(in millions, except per share data)

                                               Nine months ended September 30     Three months ended September 30
                                               ------------------------------     -------------------------------
                                                  1995              1994              1995              1994
                                                 ------            ------            ------            ------
STATEMENT OF INCOME
   Investment management fees                    $154.5            $164.8            $ 53.7            $ 52.7
   Commission income                               44.5              56.7              15.2              15.8
   Distribution and redemption fees                43.5              52.4              14.1              16.1
   Transfer agent revenue                          48.1              56.5              14.1              18.2
   Investment and other income                     15.7              15.4               5.1               6.8
   Realized investment gain                        60.7                -               37.2                -
                                                 ------            ------            ------            ------
     Total revenue                                367.0             345.8             139.4             109.6
                                                 ------            ------            ------            ------

   Operating expenses                             167.8             186.4              56.2              59.1
   Commission expense                              47.6              58.2              16.2              16.1
   Deferral of mutual fund commissions
     and sales expense                            (22.3)            (30.0)             (7.6)             (7.6)
   Amortization of deferred mutual fund
     commissions and sales expense                 39.4              42.0              12.8              14.5
                                                 ------            ------            ------            ------

     Total expenses                               232.5             256.6              77.6              82.1
                                                 ------            ------            ------            ------

   Earnings before income tax                     134.5              89.2              61.8              27.5

   Income tax expense                              64.1              31.8              22.4               9.6
                                                 ------            ------            ------            ------
     Net income                                  $ 70.4            $ 57.4            $ 39.4            $ 17.9
                                                 ======            ======            ======            ======
Realized investment gain, net of tax             $ 24.1            $   -             $ 24.2            $   -
                                                 ======            ======            ======            ======
Operating earnings                               $ 46.3            $ 57.4            $ 15.2            $ 17.9
                                                 ======            ======            ======            ======

Per share:
     Operating earnings                          $ 1.07            $ 1.33            $  .35            $  .41
                                                 ======            ======            ======            ======
     Net income                                  $ 1.63            $ 1.33            $  .91            $  .41
                                                 ======            ======            ======            ======

The asset management segment's net income for the first nine months of 1995 increased $13.0 million from the first nine months of 1994. This increase was primarily due to net realized investment gains of $11.6 million in the first quarter of 1995 from the sale of KFS' 50 percent interest in Investors Fiduciary Trust Company ("IFTC"), $4.4 million in the second quarter of 1995 from the sale of shares of State Street Boston Corporation ("State Street") common stock, and an $8.8 million increase in the value of certain Orange County securities. These gains were offset by an $11.1 million decrease in operating earnings.

On January 31, 1995, KFS sold its 50 percent interest in IFTC to State Street in exchange for 2,986,111 shares of State Street common stock with a market value of $98.2 million at that date. On June 21, 1995, KFS sold all of its shares of State Street stock and received approximately $105.0 million. IFTC contributed $0.6 million and $4.5 million of the segment's operating earnings recorded in the first nine months of 1995 and 1994, respectively.

Increasing the segment's nine-month 1995 realized investment gain was an

Orange County-related reserve adjustment of $8.8 million after tax. The Company bears the risk of loss associated with $198.0 million face amount of notes issued by Orange County, California held by five non-government taxable money market mutual funds managed by KFS. The reserve adjustment reflected an increase in the estimated value of the notes at September 30, 1995. Orange County, which filed for bankruptcy protection in December 1994, has made the monthly interest payments on the notes to date. The five affected Kemper money market funds have consented to extend the maturity date of the notes to June 30, 1996. The original maturity date was July 10, 1995. Kemper's bank letter of credit arrangements with respect to the Orange County notes were also extended through the new maturity date.

Reduced management fees, distribution and redemption fees, transfer agent fees and commission income all contributed to the segment's decrease in operating earnings. These revenue reductions were partially offset by reduced operating and commission expenses (see discussion below).

The decrease of $10.3 million in investment management fees in the first nine months of 1995, compared with the first three quarters of 1994, was primarily due to a $2.3 billion reduction in mutual fund average assets under management. Bond funds accounted for a $2.5 billion decrease, while stock funds were virtually flat and money market funds represented an increase of $0.2 billion.

Commission income was $44.5 million in the first nine months of 1995, compared with $56.7 million for the same period last year, due to lower sales of most products. At INVEST, the segment's principal producer of commission revenue, commissions on the sale of mutual fund products declined $5.7 million in the first nine months of 1995, compared with the same period in 1994. Decreased sales of annuity products also adversely affected INVEST's revenue, as commissions declined $6.5 million for the first three quarters of 1995, compared with the same period in 1994. INVEST's year-to-date 1995 sales were down in large part because of favorable interest rates available from competing products in the bank distribution system.

Distribution and redemption fee revenue decreased $8.9 million in the first nine months of 1995 compared with the first nine months of 1994. Distribution fees, based on assets managed in KFS' spread load mutual funds, were approximately $6.4 million lower as average spread load assets were lower in 1995 than in 1994 primarily due to redemptions of shares and routine conversions of spread load assets to front-end load shares which are exempt from distribution fees. Receipt of contingent deferred sales charges from redemption activity also declined as redemptions from spread load funds were lower during the 1995 period.

Transfer agent revenue decreased to $48.1 million in the first nine months of 1995 from $56.5 million in the same period last year. This $8.4 million decrease was primarily due to reductions in the number of transactions and new account activity, fee caps on spread load and level load assets, and cessation of unit investment trust processing in 1995. In addition, Supervised Service Company, Inc. ("SSC") transfer agent fees decreased approximately $2.7 million during the period due to the sale of its business operations described below. KSvC accounted for transfer agent revenue of $44.8 million and $50.5 million in the first nine months of 1995 and 1994, respectively. SSC accounted for transfer agent revenue of $3.3 million and $6.0 million in the first nine months of 1995 and 1994, respectively.

In April and July 1995, KFS sold 5,034 and 3,844, respectively, of its original 12,500 shares of Dimensional Fund Advisors, Inc. ("DFA") for approximately $2.2 million and $1.7 million, respectively. In July, KFS also entered into an agreement to sell its remaining 3,622 shares of DFA for approximately $1.5 million. Realized investment gains of approximately $280,000 and $214,000 were attributable to the April and July sales, respectively, and an additional gain of approximately $201,000 is expected to be realized in December 1995.

Operating expenses declined by $18.6 million in the first nine months of 1995, compared with the first nine months of 1994. Personnel expenses decreased approximately $12.0 million due to staff reductions and reductions in production-related compensation due to lower sales. Expense reductions in advertising, literature and sales promotion of mutual fund products approximated $1.4 million. Transfer agent technology costs were $6.0 million lower during the period due to the SSC transaction with DST Systems, Inc. ("DST") described below. Professional services expenses increased by approximately $2.0 million primarily due to litigation-related expenses.

Commission expense decreased to $47.6 million in the first nine months of 1995, compared with $58.2 million in the first nine months of 1994, due to lower sales. With the reduction of sales there was a related decrease in the deferral of mutual fund commissions and sales expense. Amortization of deferred mutual fund commissions and sales expense also decreased during 1995. The decrease was due to greater than planned investment performance in the spread load funds in 1995, and was partially offset by a shortening of the amortization period in 1995 for expenses related to sales of front-end load mutual funds at net asset value.

In April 1995, KSvC sold to DST certain of its assets as well as the business operations of SSC, including certain internally-developed transfer agent recordkeeping software. The Company also entered into a long-term remote processing agreement with DST. In conjunction with the sale, KSvC took a write-down on the carrying value of its data center equipment assets as the area is being downsized. The net impact of the sale to DST and KSvC's write-down was immaterial to the segment's financial results.

On August 24, 1995, KFS completed the acquisition of substantially all the assets of Dreman Value Management, L.P. ("Dreman"). The acquisition broadens KFS' retail and institutional product offerings to include the value style of equity investing and complements KFS' current growth style. Dreman had approximately $1.5 billion in institutional assets under management and $77.0 million in mutual fund assets now managed by a KFS subsidiary.

Assets under management
(in billions)

                        9/30/95   6/30/95   3/31/95   12/31/94   9/30/94
                        -------   -------   --------  --------   -------
Mutual funds:
    Bond                 $21.0     $21.1     $21.0     $20.6      $21.9
    Stock                 10.1       9.4       8.9       8.7        9.0
    Money market          13.1      12.6      12.1      12.2       12.3
Investment advisory        5.2       4.6       4.5       5.0        5.6
Kemper Corporation
    affiliates             8.8       9.0       9.1       9.3        9.6
The Kemper National
    Insurance Companies    6.7       6.6       6.6       6.9        7.0
                         -----     -----     -----     -----      -----
    Total                $64.9     $63.3     $62.2     $62.7      $65.4
                         =====     =====     =====     =====      =====

Bond and stock mutual fund assets under management increased $1.8 billion from December 31, 1994 primarily due to market value appreciation. Bond and stock funds had asset appreciation of $4.6 billion in the first nine months of 1995, compared with asset depreciation of approximately $1.2 billion in the first nine months of 1994. Redemptions of stock and bond funds totaled $3.9 billion in the first nine months of 1995, while sales totaled $1.6 billion. Comparable nine-month 1994 redemptions and sales totals were $4.6 billion and $2.2 billion, respectively. Bond funds made up 64 percent of the redemption volume in the first nine months of 1995, down from 77 percent in the same period last year. Sales of stock mutual funds represented 45 percent of total stock and bond fund sales in the first nine months of 1995, up slightly from 43 percent in the first nine months of 1994.

Money market fund assets under management increased $0.9 billion in the first nine months of 1995, as net sales in wholesale-distributed money funds were positive for the period.

The increase in investment advisory assets in the first nine months of 1995 was primarily due to the acquisition of Dreman discussed above. This increase was tempered by a loss of advisory client assets in the first nine months of 1995 due to uncertainties with respect to KFS' ownership, portfolio management turnover, and investment performance-related factors. The Company believes organizational stability affects the relationships with institutional clients and the retention of their assets.

The Kemper National Retirement Plan, representing approximately $0.3 billion in assets under management, was transferred from Kemper Corporation affiliates to the investment advisory category in the first nine months of 1995. Prior periods in the table above have been restated.

The declines in assets managed for Lumbermens Mutual Casualty Company ("Lumbermens") and its affiliates (together with Lumbermens, the "Kemper National Insurance Companies") and Kemper Corporation affiliates were primarily due to reductions in real estate-related assets. These declines do not affect the asset management segment's revenue or net income. (See "Real Estate" below.)

Life insurance

The life insurance segment consists of Kemper Investors Life Insurance Company ("KILICO") and its subsidiaries.

Selected financial highlights
(in millions, except per share data)

                                         Nine months ended           Three months ended
                                           September 30                 September 30
                                        -------------------         -------------------
                                         1995         1994           1995         1994
                                        ------       ------         ------       ------
STATEMENT OF INCOME
Investment income                      $ 266.7      $ 260.5         $ 87.5       $ 94.7
Other income                              25.4         23.6            8.0          7.8
Realized investment gain (loss)          (42.3)       (30.8)           4.4        (25.8)
                                       -------      -------        -------       ------
   Total revenue                         249.8        253.3           99.9         76.7
                                       -------      -------        -------       ------
Benefits to policyholders                183.6        186.2           60.4         61.7
Commissions, taxes, licenses and fees     21.0         20.0            6.9          6.4
Operating expenses                        15.4         19.4            5.7          6.5
Deferral of policy acquisition costs     (30.5)       (33.5)         (10.3)       (10.8)
Amortization of deferred policy
   acquisition costs                      23.5         22.8            1.5          8.1
                                       -------      -------        -------       ------
   Total benefits and expenses           213.0        214.8           64.2         71.9
                                       -------      -------        -------       ------
Earnings before income tax                36.8         38.4           35.6          4.8
Income tax expense                        11.9         14.0           11.9          1.8
                                       -------      -------         ------       ------
   Net income                          $  24.9      $  24.4        $  23.7       $  3.0
                                       =======      =======        =======       ======

Realized investment gain (loss),
   net of tax                          $ (27.5)     $ (20.0)       $   2.8       $(16.7)
                                       =======      =======        =======       ======
Operating earnings                     $  52.4      $  44.4        $  20.9       $ 19.7
                                       =======      =======        =======       ======

Per share:
   Operating earnings                  $  1.21      $  1.03        $   .48       $  .46
                                       =======      =======        =======       ======
   Net income                          $   .58      $   .56        $   .55       $  .07
                                       =======      =======        =======       ======

The life insurance segment reported net income in the first nine months of 1995 of $24.9 million, compared with net income of $24.4 million in the first nine months of 1994. Net income increased despite higher realized investment losses in the first nine months of 1995, compared with the same period in 1994. See the discussion captioned "Real Estate Asset Sales" in ITEM 5 below.

The following table reflects the major components of realized investment gains (losses) included in net income:

Realized investment gains (losses):

(in millions)                                 Nine months ended    Three months ended
                                                 September 30         September 30
                                             ------------------    ------------------
                                              1995        1994      1995        1994
                                             ------      ------    ------      ------
Real estate-related losses                   $(53.6)     $(18.1)   $ (0.2)     $   -
Fixed maturity write-downs                     (1.8)       (0.1)     (1.8)         -
Other gains (losses), net                      13.1        12.6       6.4       (25.8)
                                             ------      ------    ------      ------
    Realized investment gains (losses)        (42.3)      (30.8)      4.4       (25.8)
Income tax expense (benefit)                  (14.8)      (10.8)      1.6        (9.1)
                                             ------      ------    ------      ------
    Net realized investment gains (losses)   $(27.5)     $(20.0)   $  2.8      $(16.7)
                                             ======      ======    ======      ======

Operating earnings improved to $52.5 million in the first nine months of 1995, compared with $44.4 million in the first nine months of 1994, primarily due to improvements in spread income and reductions in operating expenses.

KILICO improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on such interest-sensitive products, which actions adversely impacted spread income. The recent declines in interest rates during the second and third quarters of 1995, however, have mitigated at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first nine months of 1995, compared with the first nine months of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $3.5 million in the first nine months of 1995 and $133.8 million in the first nine months of 1994 and resulted in no realized gain or loss to KILICO.

Investment income in 1995 also benefited from a repositioning of KILICO's fixed maturity investment portfolio in September 1994. The repositioning of KILICO's investment portfolio involved the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of other cash and short-term investments, were reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)

                                      Nine months ended          Three months ended
                                         September 30              September 30
                                      -----------------         ------------------
                                       1995       1994           1995        1994
                                      ------     ------         ------      ------
Annuities:
   General account                   $ 185.3    $ 168.5        $  60.2     $  53.7
   Separate account                    114.7      202.4           28.0        55.7
                                     -------    -------        -------     -------
     Total annuities                   300.0      370.9           88.2       109.4
Interest-sensitive life insurance         .3         .7             .3          -
                                     -------    -------        -------     -------
       Total sales                   $ 300.3    $ 371.6        $  88.5     $ 109.4
                                     =======    =======        =======     =======

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflected KILICO's current strategy to increase sales of fixed annuities in the current interest rate environment. KILICO's longer-term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first nine months of 1995, compared with the first nine months of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership.

Included in fees and other income are administrative fees received from KILICO's separate account products of $16.1 million in the first nine months of 1995, compared with $15.6 million in the first nine months of 1994. Other income also included surrender charge revenue of $6.3 million in the first nine months of 1995, compared with $5.2 million in the first nine months of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $778.4 million in the first nine months of 1995, compared with $541.0 million in the first nine months of 1994.

Policyholder surrenders and withdrawals
(in millions)

                                      Nine months ended         Three months ended
                                         September 30              September 30
                                      -----------------         ------------------
                                       1995       1994           1995        1994
                                      ------     ------         ------      ------
   General account                   $ 622.4    $ 435.4        $ 159.4     $ 159.8
   Separate account                    156.0      105.6           45.6        34.6
                                     -------    -------        -------     -------
     Total                           $ 778.4    $ 541.0        $ 205.0     $ 194.4
                                     =======    =======        =======     =======

Policyholder withdrawals increased during the first nine months of 1995. See "LIQUIDITY AND CAPITAL RESOURCES - Consolidated" below. KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second and third quarters of 1995, together with the benefits of the planned association with Zurich, policyholder surrenders and withdrawals for the quarter ended September 30, 1995 declined from the level of surrenders and withdrawals in the first two quarters of 1995. KILICO expects that the level of its surrender and withdrawal activity should remain relatively stable for the remainder of 1995.

The deferral of insurance acquisition costs was lower in the first nine months of 1995, compared with the first nine months of 1994, primarily reflecting lower overall annuity sales. The amortization of insurance acquisition costs increased in the first nine months of 1995, compared with the first nine months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance acquisition costs as both would be expected to decrease KILICO's projected future estimated gross profits.

Commissions, taxes, licenses and fees increased $1.0 million during the first nine months of 1995, compared with the first nine months of 1994, primarily due to an increase in guaranty fund assessments for insolvent life insurance companies.

Operating expenses decreased by $4.0 million, or 20.5 percent, in the first nine months of 1995, compared with the first nine months of 1994, primarily as a result of expense control efforts.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through September 30, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $342.5 million through September 30, 1995. KILICO's statutory surplus ratio improved to 12.3 percent at September 30, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992,
6.5 percent at December 31, 1991, and 4.0 percent at year-end 1990.

The following tables reflect selected balance sheet data of the life insurance segment:

Invested assets and cash

(in millions)                                  September 30         December 31
                                                   1995                1994
                                               ------------         -----------
 Cash and short-term investments              $  336    6.6%      $  227    4.6%
 Fixed maturities:
   Investment-grade:
    NAIC(1) Class 1                            2,894   57.0        2,569   52.2
    NAIC(1) Class 2                              624   12.3          760   15.5
  Below investment-grade:(2)
    Performing                                    67    1.3          135    2.8
    Non-performing                                 4     .1         -        -
Equity securities                                  4     .1           15    0.3
Joint venture mortgage loans(3)(4)               343    6.8          351    7.1
Third-party mortgage loans(3)(4)                 262    5.2          319    6.5
Other real estate-related investments(4)         226    4.5          237    4.8
Other                                            314    6.1          304    6.2
                                              ------  -----       ------  -----
Total(5)                                      $5,074  100.0%      $4,917  100.0%
                                              ======  =====       ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $27.6 million, or 0.5 percent, and $49.9 million, or 1.0 percent, at September 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interest in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

(5)  See "INVESTMENTS" below.

Other selected balance sheet data
(in millions)

                                                      September 30        December 31
                                                          1995               1994
                                                      ------------        -----------
Deferred insurance acquisition costs                    $  296              $  310
Assets of separate accounts                              1,708               1,508
Total assets                                             7,765               7,537
Life policy benefits, net of ceded reinsurance           4,607               4,844
Net unrealized gain (loss) on investments                   13                (236)
Stockholder's equity                                       708                 434

Real estate

This segment consists of the Company's real estate subsidiaries. These subsidiaries include companies which act as general or limited partners in and lenders to various joint ventures. Loans held by these subsidiaries are subordinate to loans held by the Company's life insurance subsidiary.

Selected financial highlights
(in millions, except per share data)

                                   Nine months ended September 30          Three months ended September 30
                                   ------------------------------          -------------------------------
                                     1995                 1994               1995                   1994
STATEMENT OF INCOME                -------              -------            -------                -------
Joint venture operating losses     $ (10.4)             $ (27.5)           $  (6.6)               $  (6.2)
Investment income and other            8.5                 10.8                3.2                    4.1
Realized investment gain                -                   9.3                 -                    13.8
                                   -------              -------            -------                -------
   Total revenue                      (1.9)                (7.4)              (3.4)                  11.7
                                   -------              -------            -------                -------
Operating expenses                    14.1                 10.5                6.1                    3.5
Interest expense                        .9                  1.8                 .3                     .4
                                   -------              -------            -------                -------
   Total expenses                     15.0                 12.3                6.4                    3.9
                                   -------              -------            -------                -------
Income (loss) before income tax      (16.9)               (19.7)              (9.8)                   7.8

Income tax expense (benefit)          (5.8)                (6.9)              (3.4)                   2.7
                                   -------              -------            -------                -------
   Net income (loss)               $ (11.1)             $ (12.8)           $  (6.4)               $   5.1
                                   =======              =======            =======                =======
Realized investment gain,
   net of tax                      $    -               $   6.0            $    -                 $   9.0
                                   =======              =======            =======                =======
Operating loss                     $ (11.1)             $ (18.8)           $  (6.4)               $  (3.9)
                                   =======              =======            =======                =======
Per share:
   Operating loss                  $  (.26)             $  (.44)           $  (.15)               $  (.09)
                                   =======              =======            =======                =======
   Net income (loss)               $  (.26)             $  (.30)           $  (.15)               $   .12
                                   =======              =======            =======                =======

The $17.1 million joint venture operating loss decline in the first nine months of 1995, compared with the year ago period, was primarily due to certain joint venture audit adjustments in the first nine months of 1995. The decline also reflected sales and restructurings in both 1994 and 1995 with respect to certain joint ventures, which reduced the level of operating losses the Company was required to record. Audit adjustments to certain ventures' 1994 operating losses reported to the Company in 1995 included $3.0 million relating to recognizing gains in certain property sales which previously were deferred and $3.9 million relating to interest on third-party debt previously expensed in 1994 which was capitalized in the first nine months of 1995.

For a description of certain real estate sales in 1995, see "Real Estate Asset Sales" in ITEM 5 below.

In the first nine months of 1994, such sales included real estate investment trust ("REIT") transactions, and such restructurings included a transaction in which the interest payment terms of certain loans held by the Company, Fidelity Life Association and the Kemper National Insurance Companies were amended, effective January 1, 1994, to make interest payments contingent on cash being available. This restructuring transaction reduced joint venture operating losses in 1994 by $6.5 million and was recorded in the second half of 1994.

Investment and other income declined $2.3 million in the first nine months of 1995 primarily due to a reduction in real estate management fee income as a result of a lower level of real estate assets under management. While mostly attributable to a decline in real estate assets managed, this decrease was also in part due to the Kemper National Insurance Companies engaging a third-party real estate asset manager effective January 1, 1995. In the first nine months of 1994, this segment recorded $0.6 million of real estate management fee revenue from managing real estate assets of the Kemper National Insurance Companies.

In the first nine months of 1995, the segment generated realized gains at a level equal to additions to reserves and write-downs. In the first nine months of 1994, sales and other transfers to third parties of certain equity investments in real estate, which had negative carrying values, generated realized gains in excess of the real estate segment's additions to reserves and write-downs.

The following table reflects selected balance sheet data of the real estate segment:

Selected balance sheet data
(in millions)

                                                September 30           December 31
                                                    1995                   1994
                                                ------------           -----------
Cash and short-term investments                    $ 10                   $  9
Joint venture mortgage loans (1)                     66                     61
Third-party mortgage loans (1)                        6                      5
Other real estate-related investments (1)           (13)                     5
Other                                                 5                      4
                                                   ----                   ----
    Total invested assets and cash (2)             $ 74                   $ 84
                                                   ====                   ====
Net deferred federal tax asset                     $ 29                   $ 52
Total assets                                        208                    234
Long-term debt                                       13                     13
Stockholder's equity                                169                    181

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

Invested assets and cash

(in millions)                                    September 30           December 31
                                                     1995                   1994
                                                -------------           -----------
Cash and short-term investments                $  560   10.4%         $  404    7.8%
Fixed maturities
  Investment-grade:
    NAIC(1) Class 1                             2,894   53.7           2,569   49.6
    NAIC(1) Class 2                               624   11.6             760   14.7
  Below investment-grade:(2)
    Performing                                     72    1.3             139    2.7
    Nonperforming                                   4    0.1              -      -
Joint venture mortgage loans(3)(4)                408    7.5             407    7.9
Third-party mortgage loans(3)(4)                  269    5.0             324    6.2
Other real estate-related investments(4)          213    4.0             242    4.7
Policy loans                                      289    5.3             278    5.4
Other                                              59    1.1              55    1.1
                                               ------  -----          ------  -----
Total                                          $5,392  100.0%         $5,179  100.0%
                                               ======  =====          ======  =====

(1)  National Association of Insurance Commissioners ("NAIC").
     -  Class 1 = A- and above
     -  Class 2 = BBB- through BBB+

(2) Excludes $52.5 million, or 1.0 percent, and $80.0 million, or 1.5 percent, at September 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.

(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when the Company and its affiliates have disposed of their related equity interests in that venture.

(4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

The Company is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholders' equity, net of any applicable income tax effect. The aggregate unrealized appreciation, net of tax, on fixed maturities at September 30, 1995 was $19.9 million, or $0.45 per share, compared with unrealized depreciation of $243.6 million, or $5.45 per share, at December 31, 1994. The Company does not record a net deferred tax benefit for aggregate depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 75.7 percent of the Company's invested assets and cash, compared with 72.1 percent at December 31, 1994.
Approximately 67.2 percent of the Company's NAIC Class 1 bonds were rated AAA or equivalent at September 30, 1995.

Approximately 48.0 percent of the Company's investment-grade fixed maturities at September 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the

Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that the Company's investments in mortgage-backed securities were predominately made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of the life insurance segment's September 1994 purchases of such investments, most of these investments were purchased by the Company at discounts. Prepayment activity on such securities purchased at a discount is not expected to result in any material losses to the Company because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of premiums which would result in reductions of investment income related to such securities. At September 30, 1995, the Company had unamortized discounts and premiums of $12.1 million and $17.9 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of the Company's investments in mortgage-backed securities, the Company believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 8 issuers at September 30, 1995, totaled less than three percent of cash and invested assets at September 30, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, the Company significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $889.5 million real estate portfolio constituted 16.5 percent of the Company's cash and invested assets at September 30, 1995, compared with $973.3 million, or 18.8 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of the Company's real estate loans are on properties or projects where the Company or its affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                     September 30, 1995                   December 31, 1994
                               --------------------------------      ------------------------------
                                         Life          Real                    Life         Real
                                         insurance     estate                  insurance    estate
                                Total    segment       segment       Total     segment      segment
                                -----    ---------     --------      -----     ---------    -------
Investments before reserves,
  write-downs, foreign
  currency translation
  adjustments and net joint
  venture operating losses:
Joint venture mortgage loans   $  424     $  355       $  69         $  454     $  353      $ 101
Third-party mortgage loans        280        274           6            358        353          5
Other real estate-related
    investments                   713        314         399            828        351        477
                               ------     ------       -----         ------     ------      -----
  Subtotal                      1,417        943         474          1,640      1,057        583

Reserves                          (77)       (49)        (28)          (134)       (43)       (91)
Write-downs                      (288)       (49)       (239)          (362)       (97)      (265)
Foreign currency translation
  adjustments                     (23)        -          (23)           (23)        -         (23)
Cumulative net operating losses
  of joint ventures owned        (139)       (14)       (125)          (148)       (15)      (133)
                               ------     ------       -----         ------     ------      -----
Net real estate investments    $  890     $  831       $  59         $  973     $  902      $  71
                               ======     ======       =====         ======     ======      =====

As reflected in the real estate portfolio table below, the Company has continued to fund both existing projects and legal commitments. The future legal commitments were $268.7 million at September 30, 1995. This amount represented a net decrease of $114.0 million since December 31, 1994, in part due to fundings in the first nine months of 1995. As of September 30, 1995, the Company expects to fund approximately $61.6 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which the Company does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in the Company's evaluation of reserves and write-downs.

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

Excluding $55.6 million of real estate owned and a $32.7 million deficit in the Company's net equity investments in joint ventures, the Company's real estate loans (including real estate-related bonds) totaled $866.6 million at September 30, 1995, after reserves and write-downs. Of this amount, $502.0 million are on accrual status with a weighted average interest rate of 7.8 percent. Of these accrual loans, 58.8 percent have terms requiring current periodic payments of their full contractual interest, 26.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 14.4 percent defer all interest to maturity.

The deficit in equity investments in real estate at September 30, 1995 consisted of $97.9 million of loans to Spanish projects (described below), $40.2 million of unsecured loans to joint ventures treated as equity investments, a $148.6 million deficit in the Company's other equity investments in joint ventures and $22.2 million of reserves. The deficit includes the Company's share of periodic operating results. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

The Company's real estate owned included $16.2 million of foreclosures, $38.1 million of deeds in lieu of foreclosure and $1.3 million of certain purchased properties at September 30, 1995. Real estate owned was net of $58.0 million of write-downs at September 30, 1995.

Real estate portfolio

(in millions)                   Mortgage loans      Other real estate-related investments
                                ---------------   ------------------------------------------
                                                                         Real
                                Joint     Third               Other      estate  Equity
                                venture   party    Bonds(2)   loans(3)   owned   investments  Total
                                -------  ------   --------    -------    ------  -----------  -----
Balance at December 31, 1994    $407.5   $323.7    $80.0      $149.2     $72.8   $(59.9)     $973.3(1)
Additions (deductions):
Fundings                          22.4      3.0       -          1.0       3.7     23.5        53.6
Interest added to principal       12.1      5.9      0.1         2.3        -        -         20.4
Sales/paydowns/distributions     (26.1)   (24.3)    (0.1)      (13.4)    (41.7)    (7.1)     (112.7)
Maturities                          -        -        -         (0.4)       -        -         (0.4)
Rollovers at maturity:
  Principal                         -        -        -          0.4        -        -          0.4
Operating loss                      -        -        -           -         -     (10.5)      (10.5)
Transfers to real estate owned    (3.6)   (16.2)      -           -       19.8       -           -
Realized investment gain (loss)  (12.3)   (14.2)    (4.0)      (61.3)      7.3     30.9       (53.6)
Net transfers                     18.3    (25.4)   (22.2)       37.4        -      (8.1)         -
Other transactions, net          (10.0)    16.1     (0.2)       20.9      (6.3)    (1.5)       19.0
                                ------   ------    -----      ------     -----   ------      ------
Balance at September 30, 1995   $408.3   $268.6    $53.6      $136.1     $55.6   $(32.7)     $889.5(4)
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

(4) Net of $365.9 million reserve and write-downs. Excludes $27.9 million of real estate-related accrued interest.

As reflected in the preceding table, cash received by the Company from sales/paydowns/distributions during the first nine months of 1995 exceeded the Company's cash fundings during the same period by $59.1 million.

Real estate concentrations

Real estate markets have been depressed in recent years in areas where most of the Company's real estate portfolio is located. Approximately one-half of the Company's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois have shown some stabilization and improvement recently.

At September 30, 1995, the Company's real estate portfolio also included $97.9 million of loans carried as equity investments in real estate (net of $119.4 million of cumulative write-downs, $23.0 million of cumulative foreign currency translation losses and $23.4 million of cumulative operating losses) related to land for office and retail development and residential projects located in Barcelona, Spain. Such equity investments in Spain totaled $79.2 million at December 31, 1994, after accounting for net fundings by Company subsidiaries of $27.0 million during 1994. The Spanish projects accounted for $20.0 million of net fundings, $2.1 million of foreign currency translation losses and operating income of $0.8 million during the first nine months of 1995 and represented approximately 10.9 percent of the Company's real estate portfolio at September 30, 1995. These investments, which began in the late 1980s, accounted for $13.0 million of the September 30, 1995 off-balance-sheet legal commitments, of which the Company expects to fund up to approximately $3.8 million.

Undeveloped land, including the Spanish projects, represented approximately
28.3 percent of the Company's real estate portfolio at September 30, 1995. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned, but in any event further development is subject to certain consents from the parties to the Merger Agreement. Such development of existing projects would continue to require substantial funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that the Company's plans with respect to such projects may not change substantially. (See "Real Estate Asset Sales" in ITEM 5 below.)

At September 30, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $265.0 million, or 29.8 percent, of the Company's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflected $23.4 million in fundings during the first nine months of 1995 and $96.3 million during the same period of 1994.
The Company also received cash from Prime Group-related sales/paydowns/distributions totaling $5.5 million in the first nine months of 1995. Prime Group-related commitments accounted for $196.1 million of the off-balance-sheet commitments at September 30, 1995, of which the Company expects to fund up to $25.8 million.

Effective January 1, 1993, Kemper and its subsidiaries, including the Company, formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and a Kemper affiliate all of Bedford's ownership interest in ventures in which Bedford, the Company, Kemper, Lumbermens and their respective subsidiaries previously shared ownership interests. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first nine months of 1995, the Company provided $21.8 million of fundings to the MLP projects, compared with fundings of $20.5 million in the same period of 1994. The Company also received cash from MLP- related sales/paydowns/distributions and refinancings of $49.6 million in the first nine months of 1995. At September 30, 1995, projects in the MLP accounted for $31.8 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund up to $25.0 million. The Company's equity interests in real estate that were affected by formation of the MLP are held almost entirely in the Company's real estate segment. Of the Company's real estate portfolio at September 30, 1995, approximately $248.4 million, or 27.9 percent, represented loans to and investments in MLP-owned ventures. (See ITEM 5 below.)

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

The deficit in (i.e., the negative carrying value of) the Company's equity investments in real estate is considered in the Company's periodic evaluations of, and serves to reduce the level of, its provisions for real estate-related losses. In 1994 and the first nine months of 1995, because certain negative carrying values were eliminated due to sales or transfers of the Company's interests in the corresponding joint ventures, the Company generally added to its provisions for real estate-related losses an amount equal to the gains from such sales and transfers.

The Company decreased the net amount of its real estate reserves and write-downs in the first nine months of 1995 and throughout 1994, primarily reflecting sales and transfers to third parties. While the real estate subsidiaries, as equity owners, recognized gains on sales and other transactions during 1995 and 1994, additions to reserves and increases in write-downs have affected both the life insurance segment (where most of the Company's loans are held) and the real estate segment. The Company's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                              Joint venture            Other real
                             and third-party         estate-related
                             mortgage loans            investments                 Total
                           ------------------      ------------------       ------------------
                           Life       Real         Life       Real          Life       Real
                           insurance  estate       insurance  estate        insurance  estate
                           segment    segment      segment    segment       segment    segment
                           ---------  -------      ---------  -------       ---------  -------
Balance at 12/31/94         $17.1     $ 39.8        $25.5     $ 51.8          $42.6    $ 91.6
Change in reserve            (3.7)     (36.8)        10.1      (26.3)           6.4     (63.1)
                            -----     ------        -----     ------          -----    ------
Balance at 9/30/95          $13.4     $  3.0        $35.6     $ 25.5          $49.0    $ 28.5
                            =====     ======        =====     ======          =====    ======

In addition to the reserve, the Company's provisions for real estate-related losses (on assets held at the respective period end) included cumulative write-downs totaling $288.4 million (life insurance segment, $48.6 million; real estate segment, $239.8 million) at September 30, 1995, and $362.3 million (life insurance segment, $96.6 million; real estate segment, $265.7 million) at December 31, 1994. Reserves decreased in the first nine months of 1995 primarily due to sales of real estate-related assets which carried reserves at the time of sale, as well as write-offs of fully reserved loans.

Real estate outlook

The Company's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by tight lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which the Company has made loans, or additional adverse information becoming known to the Company through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. The Company's net income and stockholders' equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where the Company's portfolio is located or if the Company's plans with respect to certain projects change. (See ITEM 5 below.)

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

The following table is a summary of the Company's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                              September 30, 1995                 December 31, 1994
                                        -----------------------------      ----------------------------
                                        Life        Real                   Life        Real
                                        insurance   estate                 insurance   estate
                                        segment     segment    Total       segment     segment    Total
                                        ---------   -------    -----       ---------   -------    -----
Potential problem loans(1)               $ 13.1     $   -     $ 13.1        $ 57.9     $  0.2    $ 58.1
Past due loans (2)                          4.7         -        4.7            -          -         -
Nonaccrual loans(3)                       304.7      139.5     444.2         274.6      199.3     473.9
Restructured loans(4)
  (currently performing)                   45.4         .7      46.1          50.5        0.8      51.3
Real estate owned(5)                       50.6        5.0      55.6          57.3       15.4      72.7
                                         ------     ------    ------        ------     ------    ------
      Total(6)(7)                        $418.5     $145.2    $563.7        $440.3     $215.7    $656.0
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

(5) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $58.0 million and $115.8 million at September 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.

(6) Total reserves and cumulative write-downs on properties owned at September 30, 1995 (excluding fair value adjustments to real estate owned) were 54.6 percent of total troubled real estate-related investments and 25.7 percent of the Company's total real estate portfolio before reserves and write-downs.

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

Investment income from invested assets

The following table shows each segment's contribution to the Company's net investment income:

Net investment income before taxes
(dollars in millions)

                               Nine months ended September 30      Three months ended September 30
                               ------------------------------      -------------------------------
                                1995                    1994        1995                    1994
                               ------                  ------      ------                  ------
Life insurance                 $266.8                  $260.5       $87.6                   $94.7
Real estate                      (7.5)                  (22.9)       (5.3)                   (4.0)
Other and eliminations            4.6                     4.9         1.3                     2.0
                               ------                  ------       -----                   -----
    Total from invested assets  263.9                   242.4        83.6                    92.6
Asset management                 10.2                     7.5         3.8                     3.9
                               ------                  ------       -----                   -----
    Consolidated               $274.0                  $249.9       $87.3                   $96.5
                               ======                  ======       =====                   =====
Investment yields:
    Life insurance               7.12%                   6.56%       6.96%                   7.38%
                               ======                  ======       =====                   =====
    Consolidated                 6.91%                   6.08%       6.49%                   7.20%
                               ======                  ======       =====                   =====

Included in pre-tax net investment income is the Company's share of operating losses from equity investments in real estate. The Company's share of real estate operating losses (excluding write-downs) totaled $10.5 million and $28.6 million for the nine months ended September 30, 1995 and 1994, respectively. These pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by the Company which are on nonaccrual status.

The Company's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)

                                     Nine months ended September 30      Three months ended September 30
                                     ------------------------------      -------------------------------
                                         1995            1994                1995            1994
                                        -----           -----               -----           -----
Real estate-related investments:
  Life insurance segment                $14.7           $23.9                $4.8            $5.9
  Real estate segment                     1.0             1.3                 (.5)            1.8
                                        -----           -----                ----            ----
     Total                              $15.7           $25.2                $4.3            $7.7
                                        =====           =====                ====            ====

Basis points:
  Life insurance segment                   39              60                  38              46
                                         ====            ====                ====            ====
  Consolidated                             41              64                  34              70
                                         ====            ====                ====            ====

Foregone investment income from the nonaccrual of real estate-related investments is net of the Company's share of interest expense on these loans excluded from the Company's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at September 30, 1995, the Company estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on the Company's future investment income and realized investment results.

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

Realized investment results

Reflected in the Company's results from continuing operations are after-tax realized investment gains of $3.4 million for the first nine months of 1995, compared with losses of $14.2 million for the first nine months of 1994. The life insurance segment reported real estate-related losses of $34.8 million (see the discussion captioned "Real Estate Asset Sales" in ITEM 5 below) and $11.8 million for the nine months ended September 30, 1995 and 1994, respectively, in addition to other realized investment gains of $7.3 million and other losses of $8.1 million for the respective nine-month periods, primarily from the life insurance segment's sales of fixed maturity investments in both 1995 and 1994. In the first nine months of 1995, the asset management segment reported net realized investment gains of $24.1 million. (See "RESULTS OF OPERATIONS - Asset management" above.)

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

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during 1994 and once during the first quarter of 1995. Interest rates have subsequently declined through the second and third quarters of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with higher new money crediting rates have influenced certain clients to seek alternative products. The Company mitigates this risk somewhat within KILICO by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of the Company's fixed annuity liabilities as of September 30, 1995, however, are no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the second two quarters of 1995, KILICO's capital resources were positively impacted from elimination of its year-end 1994 unrealized loss positions on its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

Holding company

As a parent holding company, KFC regularly reviews the strategic fit of all its businesses and may consider the acquisition or disposition of its and its subsidiaries' assets, and the Company may consider entering into joint venture, reinsurance and other transactions, subject in any event to the terms of the Merger Agreement. Since KFC is a holding company, its rights and the rights of its creditors to participate in the assets of any subsidiary upon the latter's liquidation or recapitalization will be subject to prior claims of the subsidiaries' creditors, including customers of asset management subsidiaries, policyholders of insurance company subsidiaries and lenders with respect to real estate subsidiaries (except to the extent the Company itself may be a creditor with recognized or secured claims against the subsidiary).

KFC receives from its subsidiaries dividends and interest on loans. Distributions to KFC from its subsidiaries are restricted by various regulatory limitations. KFC has previously used these resources and its line of credit from Kemper for dividends to stockholders, corporate interest and other holding company expenses, additional investments in subsidiaries and purchases of real estate-related assets from KILICO. In 1995, the Company purchased $3.6 million of certain real estate-related investments from KILICO. In 1994, the Company purchased $154.0 million of certain real estate-related investments from KILICO and contributed $82.5 million to KILICO's capital. The Company's purchases of such investments from KILICO were consummated at KILICO's carrying values of such investments at the dates of the purchases.

Consolidated

KFC and each of its subsidiaries carefully monitor cash and short-term money market investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and customer account balances. In addition, regulatory authorities establish minimum liquidity and capital standards for the asset management and life insurance companies. The major ongoing sources of liquidity with respect to the Company's continuing operations are asset management fees, borrowings from Kemper, deposits for fixed annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

On August 24, 1995, the Company's asset management segment acquired substantially all the assets of Dreman. (See "RESULTS OF OPERATIONS - Asset management" above.) The acquisition required an initial cash payment of approximately $17 million and a cash payment of $8.5 million in October 1995 and calls for contingent cash payments in future periods dependent on the levels of Dreman assets retained through such periods.

In the life insurance segment, policyholder deposits increased to $185.6 million during the first nine months of 1995 from $169.2 million for the first nine months of 1994. Policyholder withdrawals increased to $599.0 million during the first nine months of 1995 from $456.8 million for the first nine months of 1994, primarily due to rising interest rates which caused the life insurance segment's renewal crediting rates to be lower than competitors' new money crediting rates, increased competition and uncertainty regarding the Company's ownership. KILICO's late 1994 increases in crediting rates are designed to maintain or increase policyholder deposits and reduce withdrawals.

Insurance company ratings

Ratings have become an increasingly important factor in establishing KILICO's competitive position. Rating organizations continue to review the financial performance and condition of all life insurers and their investment portfolios, including those of KILICO. Any reductions in KILICO's claims paying ability or financial strength ratings could result in its products becoming less attractive to consumers. Any reductions in Kemper's senior debt ratings could adversely impact Kemper's financial flexibility by limiting Kemper's access to capital or increasing its cost of borrowings which would similarly impact KFC's barrowings under its Kemper line of credit.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Subject to certain limitations under the Merger Agreement, such circumstances could accelerate or increase the real estate subsidiaries' purchases of real estate-related assets from KILICO to further support its statutory capital position.

A credit rating is not a recommendation to buy, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell Kemper, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of Kemper, which S&P had placed under "Credit Watch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "Credit Watch with 'developing' implications"; Duff & Phelps Credit Rating Co. advised Kemper that it did not revise its A- senior debt rating of Kemper, AA- claims paying ability rating of Federal Kemper Life Assurance Company (Kemper's other life insurance subsidiary) ("FKLA") and A+ claims paying ability rating of KILICO from "Rating Watch - Uncertain"; and A. M. Best Company announced that its A- ratings of Kemper's life insurance subsidiaries, including KILICO, remain "under review with developing implications." On August 31, 1995, Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of Kemper and Baa1 insurance financial strength ratings of Kemper's life insurance subsidiaries, including KILICO, from under review with "direction uncertain" to "possible upgrade."

On July 26, 1995, KILICO and FKLA were notified by S&P that they have been assigned a claims-paying ability rating of Aq "Good."

Notes payable

All of the Company's $1,048.9 million of notes payable at September 30,

1995 consisted of KFC's borrowings from Kemper, compared with $1,091.0 million of such borrowings at December 31, 1994, when notes payable totaled $1,095.1 million. These borrowings are drawn against a line of credit totaling $1.2 billion at September 30, 1995, extended to KFC by Kemper. The interest rate on the Kemper line of credit is equal to the corporate base rate announced from time to time by The First National Bank of Chicago (the "Bank").

Convertible debentures and redeemable securities

Obligations under the convertible debentures of KFC decreased to $10.8 million at September 30, 1995 from $33.1 million at December 31, 1994 primarily as a result of debentures becoming subject to mandatory redemption due to terminations of employment, including terminations due to the securities brokerage divestiture. "Other accounts payable and liabilities" on the Company's September 30, 1995 consolidated balance sheet included KFC's obligation of $13.1 million to holders of debentures whose employment with the Company terminated during the first nine months of 1995. Approximately $3.6 million of additional debentures are scheduled to mature on November 30, 1995.

Interest on the convertible debentures is payable quarterly at a fluctuating rate per annum equal to (i) 1/8 percent over the corporate base rate announced from time to time by the Bank for Series D-E, I-J, N-O and R-T, (ii) the corporate base rate for Series V-Y, and (iii) 0.7 percent over the Eurodollar base rate announced from time to time by the Bank for Series AA-EE. This interest totaled $2.1 million in the first nine months of 1995, compared with $2.5 million for the same period of 1994.

By notice dated October 26, 1995, KFC announced that it will redeem all of the convertible debentures on December 28, 1995 (other than the $3.6 million of debentures which mature November 30, 1995) at a redemption price equal to 100 percent of the principal amount plus accrued interest. A copy of said notice is filed as exhibit 99 to this Form 10-Q and is incorporated herein by reference. As stated in said notice, KFC also intends to seek to acquire all the outstanding shares of its Class B common stock (5,103 shares as of September 30, 1995) prior to January 2, 1996 when, it is currently contemplated, KFC will be merged with and into Kemper, with Kemper being the surviving corporation.

Common stock dividends

No common stock dividends were declared in the first nine months of 1995 or in 1994. No future dividend declarations are planned.

Stockholders' equity

Stockholders' equity totaled $335.3 million at September 30, 1995, compared with $134.4 million at December 31, 1994. The nine-month 1995 increase reflected a $250.8 million benefit in the unrealized position of the Company's investments, primarily fixed maturities of KILICO, due to declining interest rates. Stockholders' equity at September 30, 1995 also reflected a net loss of $49.4 million during the first nine months.

PART II.  OTHER INFORMATION

ITEM 5.   Other Information

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

If Kemper and the Company determine to enter into other real estate sales contracts without including therein the above-described condition, then further additions to the Company's provisions for real estate-related losses may be necessary prior to the Merger or the satisfaction or waiver of the Preliminary Closing Conditions.

Kemper has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which certain real estate assets held by the Company would be sold at a price substantially less than their September 30, 1995 carrying value of approximately $400 million, and a letter agreement with Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured.

Although KFC is not a party to each of the above-described real estate/sales agreements, the Company supports these transactions due to the business advantages for KILICO expected to result from a markedly reduced level of real estate-related investments.

Also in the Merger Agreement, Kemper agreed to various covenants relating to the conduct of its and its subsidiaries' businesses prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular the Spanish development projects. See "Management's Discussion and Analysis - INVESTMENTS - Real estate concentrations" above. Because the values of development projects depend in part on Kemper's and the Company's plans with respect thereto, and because the consent of the other parties to the Merger Agreement is necessary at the present time for implementing such plans, there can be no assurance that Kemper's and the Company's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, the Company would record further additions to its provisions for real estate-related losses.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number
--------------

10 Indemnification Agreement made and entered into as of September 13, 1995 by and between Kemper Financial Companies, Inc. and Kemper Corporation.


27   Financial data schedule.


99 Notice of Optional Redemption of Aggregate Principal Amount of All Floating Rate Convertible Subordinated Debentures, dated October 26, 1995.



(b)  REPORTS ON FORM 8-K.

     During the three months ended September 30, 1995, the Company filed two current reports on Form 8-K.

     Filed on July 17, 1995 and dated June 6, 1995, one Form 8-K reported, under ITEM 5 thereof, (A) certain legal proceedings, (B) the Company's sale of 2,986,111 shares of common stock of State Street Boston Corporation, (C) an update on the Company's Orange County-related letter of credit arrangements, and (D) certain real estate asset sales. The other Form 8-K, filed on September 28, 1995 and dated August 24, 1995, reported, under ITEMS 2 and 7 thereof, the divestiture of the Company's securities brokerage segment (including certain proforma financial statements) and, under ITEM 5 thereof, (A) the completion of KFS' acquisition of Dreman assets and (B) a merger transaction update.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               KEMPER FINANCIAL COMPANIES, INC.
                               (Registrant)




Date:  November 14, 1995       /s/JOHN H. FITZPATRICK
                               John H. Fitzpatrick
                               Executive Vice President and
                                Chief Financial Officer





Date:  November 14, 1995       /s/JOSEPH R. SITAR
                               Joseph R. Sitar
                               Senior Vice President and
                                Chief Accounting Officer